Form 10-Q
period 1995-03-31
ALPINE LACE BRANDS INC
filed 1995-05-12
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C.  20549

				   FORM 10-Q

		  Quarterly Report Under Section 13 or 15 (d)
		    of the Securities Exchange Act of 1934


     For the Quarter Ended March 31, 1995    Commission File Number 0-15584


			    Alpine Lace Brands, Inc.
	    (Exact name of registrant as specified in its charter)

     Delaware                                             22-2717823
     (State or other jurisdiction of                 I.R.S. Employer
     incorporation or organization)              Identification No.)


		111 Dunnell Road, Maplewood, New Jersey 07040
		  (Address of Principal Executive Offices)


     (Registrant's telephone number, including area code):   201-378-8600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
     for the past 90 days.    Yes     [ X ]             No  [   ]


     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of April 28, 1995, there were 5,018,769 shares of Common Stock, $.01 par value outstanding.

ALPINE LACE BRANDS, INC.

INDEX                                                            Page Number

Part I. Financial Information


	Item 1. Financial Statements


		Consolidated Balance Sheets as of March 31, 1995
		(unaudited) and December 31, 1994                      3

		Consolidated Statements of Earnings for the Three
		Months Ended March 31, 1995 and 1994 (unaudited)       5

		Consolidated Statements of Cash Flows
		for the Three Months Ended
		March 31, 1995 and 1994 (unaudited)                    6

		Notes to Consolidated Financial Statements             8


	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations                   10


Part II.        Other Information


	Item 6. Exhibits and Reports on Form 8-K                      11


	Signature                                                     12

PART I.         FINANCIAL INFORMATION

	Item 1. Financial Statements


			   ALPINE LACE BRANDS, INC.

			 CONSOLIDATED BALANCE SHEETS


					  March 31, 1995    December 31, 1994
					    (unaudited)


ASSETS (substantially pledged)

Cash and cash equivalents                   $     71,418          $   438,414
Accounts receivable, net of
  allowance for bad debt                      11,882,112           16,228,784
Inventories                                    6,566,334            5,447,502
Prepaid expenses and deposits                    353,324              502,004
Advances to suppliers                            300,000              300,000
					      ----------           ----------
		Total current assets          19,173,188           22,916,704

Property, plant and equipment
	Land, building and improvements          346,000              346,000
	Equipment under capital lease          1,052,544            1,052,544
	Leasehold improvements                    45,914               45,914
	Furniture, fixtures and equipment      1,601,918            1,541,200
					      ----------           ----------
					       3,046,376            2,985,658
	Less accumulated depreciation and
	 amortization                          1,148,798            1,057,075
					      ----------           ----------
					       1,897,578            1,928,583

Assets Held For Sale                             265,800              265,800

OTHER ASSETS
	Investment in and advances to
	 Mountain Farms, Inc.                  1,675,948            1,675,948
	Trademarks, tradenames and
	 technology, less accumulated
	 amortization of $748,742 in
	 1995 and $709,802 in 1994             1,688,797            1,709,451
	Notes receivable                          26,969               30,420
	Other                                    354,533              409,609
					      ----------           ----------
					       3,746,247            3,825,428
					      ----------           ----------
					     $25,082,813          $28,936,515
					      ==========           ==========

	The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.

			 CONSOLIDATED BALANCE SHEETS




					   March 31, 1995    December 31, 1994
					     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Current maturities of note payable      $    92,702          $  1,385,846
     Accounts payable                         10,412,419            14,610,852
     Accrued expenses                          2,018,379             2,565,802
     Income taxes                                 69,287                10,450
     Current maturities of obligation
      under capital leases                       178,815               178,815
					      ----------            ----------
	     Total current liabilities        12,771,602            18,751,765

Long term obligation, less current maturities
     Notes payable                             8,900,562             9,547,581
     Obligation under capital leases             544,862               592,121
     Other long-term liability                   452,989               576,531
					      ----------            ----------
					       9,898,413            10,716,233
Stockholders' equity
     Preferred stock, par value
      $.01 per share;
      authorized 1,000,000 shares;
      issued and outstanding 45,000
      at March 31, 1995 liquidation
      amount $50.00 per share                  2,250,000                     -
     Common stock, par value
      $.01 per share;
      authorized 10,000,000 shares;
      issued and outstanding 5,015,419
      at March 31, 1995 and 5,012,419
      at December 31, 1994                        50,154                50,124
     Additional paid-in capital                2,796,022             3,129,888
     Retained earnings (deficit)              (2,683,378)           (3,711,495)
					      -----------           -----------
					       2,412,798              (531,483)
					      -----------           -----------
					     $25,082,813           $28,936,515
					      ==========            ==========

	The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.

		     CONSOLIDATED STATEMENTS OF EARNINGS
				(unaudited)


						     Three Months Ended
							  March 31,


						 1995                 1994

Net Sales                                    $32,446,320           $31,007,551
Cost of goods sold                            23,678,896            23,680,708
					      ----------            ----------
	Gross profit                           8,767,424             7,326,843

Operating expenses
	Selling                                6,348,954             5,919,815
	Administrative                         1,102,117             1,022,428
					      ----------            ----------
					       7,451,071             6,942,243
					      ----------            ----------
	Operating profit                       1,316,353               384,600


Other Income                                       3,114               104,599
Interest expense - net                          (328,731)             (401,058)
					      ----------            ----------
	Earnings before income taxes and
	  extraordinary item                     990,736                88,141

Income taxes                                      66,379                     -
					      ----------            ----------
	Earnings before extraordinary item       924,357                88,141

	Extraordinary Item:
	  Gain from extinguishment of
	  debt, net of income taxes
	  of $7,451                              103,760                     -
					      ----------            ----------
	Net earnings                         $ 1,028,117           $    88,141
					      ==========            ==========

Earnings per share of common stock
	Earnings before extraordinary item   $       .18           $       .02
	Extraordinary item                           .02                   .00
					      ----------            ----------
Net earnings per share of common stock       $       .20           $       .02
					      ----------            ----------
Weighted average number of common and
  common equivalent shares outstanding         5,195,932             5,045,255
					      ==========            ==========


	The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.

		    CONSOLIDATED STATEMENTS OF CASH FLOW




						     Three Months Ended
							  March 31,



						 1995                 1994

Cash flows from operating activities
  Net earnings                               $ 1,028,117           $    88,141
					       ---------                ------
  Adjustments to reconcile net earnings
     to net cash used in operating activities
     Depreciation and amortization               130,662               207,027
     Extraordinary gain from extinguishment
       of debt, net of income taxes             (103,760)                    -
     Provisions for losses on accounts
       receivable                                 19,073                10,500
     Change in assets and liabilities
       Decrease in accounts receivable         4,327,599             1,312,161
       (Increase) Decrease in inventory       (1,118,832)            1,265,580
       (Increase) Decrease in prepaid  expenses  148,680              (210,527)
       Decrease in refundable income taxes             -                45,897
       Decrease in other assets                   17,468                25,782
       (Increase) in trade receivables,
	 net-due from Mountain Farms, Inc.             -            (1,069,117)
       Decrease in notes receivable                3,451                 3,097
       Decrease in accounts payable           (4,198,433)           (2,292,335)
       Increase (Decrease) in accrued expenses  (547,423)              112,756
       Increase (Decrease) in income taxes        51,386               (10,599)
       Decrease in other long-term liabilities  (123,542)                    -
					      ----------            ----------
					      (1,393,671)             (599,778)
					      ----------            ----------
     Net cash used in operating activities   $  (365,554)          $  (511,637)
					      ----------            ----------




   The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.

		    CONSOLIDATED STATEMENTS OF CASH FLOW
				(unaudited)



						     Three Months Ended
							  March 31,



						  1995                 1994

  Cash flow from investing activities
  Additions to property, plant and equipment $  (60,718)          $   (72,149)
  Payments for trademarks and trade names       (18,285)               (5,428)
  Changes in investments in and advances
    to MFI-principally sales proceeds                 -              3,617,130
					      ---------             ----------
  Net cash (used) provided by
   investing activities                         (79,003)             3,539,553
					      ---------             ----------
Cash flows from financing activities
  Net payments from obligation under
   capital lease                                (47,259)               (27,018)
  Net payments under long-term obligations   (2,003,680)            (3,050,653)
  Net proceeds from preferred stock issued    2,115,000                      -
  Proceeds from employee stock option
   exercise                                      13,500                      -
					      ---------             ----------
  Net cash (used) provided by financing
   activities                                    77,561             (3,077,671)
					      ---------             ----------
  Net (decrease) in cash and cash
   equivalents                                 (366,996)               (49,755)

  Cash and cash equivalents at
   beginning of year                            438,414                238,937
					      ---------             ----------

  Cash and cash equivalents at
   end of quarter                            $   71,418            $   189,182
					      =========             ==========
  Supplemental disclosures of
   cash flow information:

  Cash paid during the year for

       Interest                              $  389,598            $   437,063
					      =========             ==========
       Income taxes                          $   15,346            $    10,600
					      =========             ==========


  The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of March 31, 1995 and December 31, 1994, the results of its operations for the three months ended March 31, 1995 and 1994 and the changes in its cash position for the three months ended March 31, 1995 and 1994. All material intercompany accounts and transactions have been eliminated.

	Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the registrant's Annual Report on Form 10-K as filed.

	The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K filed with the Securities Exchange Commission.

2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.      Inventories are summarized as follows:


					 March 31, 1995    December 31, 1994

Finished goods                           $   6,162,160     $     4,986,691

Raw materials & packaging supplies             404,174             460,811
					  ------------      --------------
					 $   6,566,334     $     5,447,502
					  ------------      --------------


4. Earnings per share of common stock was computed by dividing net earnings by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

5. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses; and (2) the Company's cheese and dairy products trading business.

6. As of December 31, 1994, the Company had available net operating loss carry-forwards of approximately $1,015,000, which expire in 2009. The Company also had at December 31, 1994, approximately $2,000,000 of tax deductible temporary differences available for future use. The Company's effective income tax rate of 6.7% for the three months ended March 31, 1995 includes the utilization of the Company's net operating loss carry-forwards and the utilization of temporary differences.

7. On March 22, 1995, the Company completed a private placement of $2,250,000 of 7.5% cumulative preferred stock, resulting in net proceeds to the Company of approximately $2,100,000. The securities are convertible into common stock at a conversion price of $7 3/8 for five years at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock. In the event of a change of control, the Company is required to make an offer to purchase the convertible preferred stock.

8. On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in an extraordinary gain of $103,760 to the Company.

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations.

a.      Results of Operations.
	Comparison of the Registrant's first quarter (January 1, 1995 - March 31, 1995) of the current fiscal year ("1995") with the first quarter (January 1, 1994 - March 31, 1994) of the last fiscal year ("1994").

	Net sales for the first quarter ending March 31, 1995 were $32,446,320 as compared to $31,007,551 in the same period
	of 1994.   The Alpine Lace Branded Division had increased
	sales of $2,252,865 for the first quarter ending March 31, 1995 going from $23,083,434 in 1994 to $25,336,299 in the
	same period of 1995. Sales for the Company's cheese and dairy products trading business decreased by 10.2% or 810,839 to $7,102,736 from $7,913,575 for the comparative
	period of 1994.

	As a percentage of sales, gross profit increased to 27.0% in the first quarter of 1995 from 23.6% in the comparable period of 1994. Gross profit increased by $1,440,581 in the quarter ending March 31, 1995 going from $7,326,843 in 1994 to $8,767,424 in 1995. This increase was the result of the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

	As a percentage of sales, selling and administrative expenses increased from 22.4% in the first quarter of 1994 to 23.0% in the comparable period of 1995. Selling and administrative expenses increased from 6,942,243 in the first quarter of 1994 to $7,451,071 in the same period of 1995. The major contributors to this increase were for co-op advertising and advertising which supported the 9.7% increase in branded sales.

	The Company's operating profit increased by $931,753 from $384,600 in the first quarter of 1994 to $1,316,353 in the comparable period of 1995. Operating profit as a percent of net sales increased to 4.1% in the first quarter of 1995 compared to 1.2% in the first quarter of 1994 due to the higher gross profit offset slightly by higher selling and administrative expenses previously discussed.

	Net interest expense in the first quarter of 1995 was $328,731, a decrease of $72,327 for the comparable period of 1994, as a result of the company's decreased use of its working capital credit line, partially offset by higher interest rates.

	The Company's effective tax rate of 6.7% or $66,379 in the first quarter of 1995 includes the utilization of the Company's net operating loss carry-forwards generated in prior years. The Company did not accrue for income taxes in the first quarter of 1994 as a result of the use of tax loss carry-forwards generated from the 1993 loss of $4,040,254.

	The Company's net earnings for the quarter ending March 31, 1995 was $1,028,117 compared to $88,141 for the same period of 1994 for the reasons discussed previously.

b.      Financial Condition

	The major sources of cash for the quarter ending March 31, 1995 came from first quarter net earnings and the decrease in accounts receivable. The major uses of cash for the quarter ending March 31, 1995 were to fund decreases in accounts payable and increases in inventory. On March 27, 1995, the Company redeemed its subordinated note payable and common stock purchase warrants for $3,000,150 and accrued interest of $42,750. The majority of the funds for the redemption came from the issuance of $2,250,000 of 7.5% cumulative preferred stock on March 22, 1995, which resulted in net proceeds of approximately $2,100,000. As of May 8, 1995, the Company had approximately $4,200,000 available on its revolving credit facility and $ 3,500,000 available on its equipment credit facility.


PART II.        Other Information

Item 2. Changes in Securities.

	On March 22, 1995 the Company issued and sold in a private placement transaction 45,000 shares of its Series A 7.50% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, winding up and dissolution, senior to all classes of common stock of the Company, including the common stock, par value $.01 per share, of the Company (the "Common Stock). Consequently, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, among other things, declare or pay dividends on Common Stock or make any other payments or distribution with respect to such Common Stock if all dividends on the Series A Preferred Stock have not been paid in full. Similarly, upon the liquidation of the Company, before any distribution is made to the holders of any Common Stock, the holders of Series A Preferred Stock are entitled to be paid out of the assets of the Company an amount equal to $50 per share for each share of Series A Preferred Stock outstanding.

Item 6. Exhibits and Reports on Form 8-K


a.      Exhibits.
	Exhibit 10.3(f) Employment Agreement, as of January 1, 1995
			between the Company and Kenneth E. Meyers.

	Exhibit 10.5(c) Lease Modification, dated March 23, 1995,
			between Dunnell Associates and Alpine Lace Brands, Inc.

	Exhibit 11      Computation of Earnings per Share of Common Stock

b.      Form 8-K Reports.

	There were no current reports on Form 8-K filed by the registrant during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By: /s/ Carl T. Wolf

    Carl T. Wolf, President and Chairman of the Board
    (Principal Executive Officer)

Dated:  May 10, 1995



By: /s/ Arthur Karmel

    Arthur Karmel, Vice President - Finance
    (Chief Accounting Officer)


Dated:  May 10, 1995

Exhibit 11.



			   ALPINE LACE BRANDS, INC.

	     Computation of Earnings Per Share of Common Stock




						    Three Months Ended
							 March 31,

						 1995               1994



Net earnings for the Period (1)             $1,028,117 (A)       $88,141 (A)

Weighted Average Number of Issued and
  Outstanding Common Shares (2)              5,015,419         5,012,419


Incremental Shares Attributable to
  Assumed Exercise of Warrants
  and Stock Options (3)                        180,513            32,836


Weighted Average Number of Common
  Shares (2) + (3)                           5,195,932 (B)     5,045,255 (B)

Earnings Per Common and Common
  Equivalent Share                          $.20 (A)/(B)      $.02 (A)/(B)