Form 10-Q
period 1995-06-30
ALPINE LACE BRANDS INC
filed 1995-08-09
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, DC  20549

				      FORM 10-Q

		     Quarterly Report Under Section 13 or 15 (d)
		       of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1995            Commission File Number 0-15584


			    Alpine Lace Brands, Inc.
	    (Exact name of registrant as specified in its charter)

Delaware                                                         22-2717823
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


		 111 Dunnell Road, Maplewood, New Jersey 07040
		   (Address of Principal Executive Offices)


(Registrant's telephone number, including area code):             201-378-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X          No    _____


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of July 29, 1995, there were 5,028,687 shares of Common Stock, $.01 par value, outstanding.

ALPINE LACE BRANDS, INC.

INDEX

									  Page
									Number
Part I.     Financial Information

      Item 1.     Financial Statements

		  Consolidated Balance Sheets as of June 30, 1995
		  (unaudited) and December 31, 1994                          3

		  Consolidated Statements of Earnings for the Three
		  Months and Six Months Ended June 30, 1995
		  and 1994 (unaudited)                                       5

		  Consolidated Statements of Cash Flows for the Six
		  Months Ended June 30, 1995 and 1994 (unaudited)            6

		  Notes to Consolidated Financial Statements                 8

      Item 2.     Management's Discussion and Analysis of Financial
		  Condition and Results of Operations                       10

Part II.    Other Information

      Item 4.     Submission of Matters to a Vote of
		  Security Holders                                          12

      Item 6.     Exhibits and Reports on Form 8-K                          12

Signature                                                                   13

PART I.         FINANCIAL INFORMATION

	Item 1. Financial Statements

			 ALPINE LACE BRANDS, INC.

		       CONSOLIDATED BALANCE SHEETS

						 June 30, 1995   Dec. 31, 1994
						   (unaudited)
ASSETS (substantially pledged)

Cash and cash equivalents                           $   11,672      $  438,414
Accounts receivable, net of
   allowance for bad debt                           10,217,284      16,228,784
Inventories                                          6,614,608       5,447,502
Prepaid expenses and deposits                          379,292         502,004
Advances to suppliers                                  300,000         300,000

   Total current assets                             17,522,856      22,916,704

Property, plant and equipment
   Land, buildings and improvements                    323,137         346,000
   Equipment under capital leases                      998,243       1,052,544
   Leasehold improvements                               75,293          45,914
   Furniture, fixtures and equipment                 1,696,185       1,541,200
						     3,082,858       2,985,658
   Less accumulated depreciation
      and amortization                               1,217,887       1,057,075
						     1,864,971       1,928,583

ASSETS HELD FOR SALE                                       ---         265,800

OTHER ASSETS
   Investment in and advances to
      Mountain Farms, Inc.                           1,675,948       1,675,948
   Trademarks, tradenames and technology,
      less accumulated amortization of
      $787,704 in 1995 and $709,802 in 1994          1,636,637       1,709,451
   Notes receivable                                     23,422          30,420
   Other                                               660,722         409,609
						     3,996,729       3,825,428
						   $23,384,556     $28,936,515


	     The accompanying notes are an integral part of these statements.

			    ALPINE LACE BRANDS, INC.

			  CONSOLIDATED BALANCE SHEETS



						 June 30, 1995   Dec. 31, 1994
						  (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of note payable               $      ---   $   1,385,846
   Accounts payable                                  9,879,561      14,610,852
   Accrued expenses                                  1,964,375       2,565,802
   Income taxes                                        234,373          10,450
   Current maturities of obligation under
      capital leases                                   134,338         178,815

      Total current liabilities                     12,212,647      18,751,765

Long term obligations, less current maturities
   Notes payable                                     6,799,927       9,547,581
   Obligation under capital leases                     492,165         592,121
   Other long-term liability                           329,446         576,531
						     7,621,538      10,716,233

Stockholders' equity
   Preferred stock, par value $.01 per share;
      authorized 1,000,000 shares;
      issued and outstanding 45,000 at
      June 30, 1995 liquidation amount
      $50.00 per share                               2,250,000             ---
   Common stock, par value $.01 per share,
      authorized 10,000,000 shares; issued and
      outstanding 5,022,687 at June 30, 1995
      and 5,012,419 at December 31, 1994                50,227          50,124
   Additional paid-in capital                        2,767,378       3,129,888
   Retained earnings (deficit)                      (1,517,234)     (3,711,495)
						     3,550,371        (531,483)
						   $23,384,556     $28,936,515


	     The accompanying notes are an integral part of these statements.

			    ALPINE LACE BRANDS, INC.

		      CONSOLIDATED STATEMENTS OF EARNINGS
				  (unaudited)



				 Three Months Ended      Six Months Ended
				      June 30,               June 30,

				 1995         1994        1995         1994

Net sales                    $33,998,678  $31,138,077  $66,444,997 $62,145,628
Cost of goods sold            24,641,816   22,912,905   48,320,711  46,593,613
   Gross profit                9,356,862    8,225,172   18,124,286  15,552,015

Operating expenses
   Selling                     6,495,263    6,541,602   12,844,217  12,461,417
   Administrative              1,257,316    1,128,828    2,346,956   2,151,256
			       7,752,579    7,670,430   15,191,173  14,612,673

   Operating profit            1,604,283      554,742    2,933,113     939,342

Other income (expense)            38,098      (32,569)      28,735      72,030
Interest expense - net          (259,298)    (388,191)    (588,029)   (789,249)

   Earnings before
   income taxes and
   extraordinary item          1,383,083      133,982    2,373,819     222,123

Income taxes                     179,801          ---      246,180         ---

   Earnings before
   extraordinary item          1,203,282      133,982    2,127,639     222,123

   Extraordinary Item:
    Gain from extinguishment
    of debt, net of income
    taxes of $7,451                  ---          ---      103,760         ---

   Net earnings                1,203,282      133,982    2,231,399     222,123

Preferred Stock Dividends         39,844          ---       39,844         ---

Net earnings applicable
 to common shareholders      $ 1,163,438  $   133,982  $ 2,191,555 $   222,123

Earnings per share of
 common  stock
   Earnings before
    extraorindary item       $       .22  $       .03  $       .40 $       .04
Extraordinary item                   .00          .00          .02         .00

Net earnings per share
 of common stock             $       .22  $       .03  $       .42 $       .04

Weighted average number
 of common and common
 equivalent shares
 outstanding                   5,299,278    5,066,541    5,247,605   5,055,898


	     The accompanying notes are an integral part of these statements.

			    ALPINE LACE BRANDS, INC.

		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (unaudited)


							 Six Months Ended
							    June 30,

						       1995            1994

Cash flows from operating activities
    Net earnings                                    $2,231,399      $  222,123
    Adjustments to reconcile net earnings
      to net cash used in operating activities
	 Depreciation and amortization                 278,461         419,078
	 Extraordinary gain from extinguishment
	  of debt, net of income taxes                (103,760)            ---
	 Provisions for losses on accounts
	    receivable                                  25,989          24,000
	 (Gain) on sale of fixed assets                (20,738)            ---
	 Change in assets and liabilities
	    (Increase) in marketable securities            ---         (33,192)
	    Decrease in accounts receivable          5,985,511       2,146,264
	    (Increase) Decrease in inventory        (1,167,106)        989,456
	    (Increase) Decrease in prepaid
	     expenses                                  122,712        (103,760)
	    Decrease in refundable
	     income taxes                                  ---         930,567
	    (Increase) in trade receivables,
	     net-due from Mountain Farms, Inc.             ---      (1,749,100)
	    Decrease in notes receivable                 6,998           6,279
	     (Increase) Decrease in other assets      (286,016)         58,250
	    Decrease in accounts
	     payable                                (4,731,291)     (3,955,031)
	    Increase (Decrease) in accrued
	     expenses                                 (601,427)        268,659
	    Increase (Decrease) in income
	     taxes                                     216,472         (40,880)
	    Decrease in other long-term
	     liabilities                              (247,085)            ---
						      (521,280)     (1,039,410)
	 Net cash provided by (used in)
	  operating activities                      $1,710,119       $(817,287)


	     The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.

		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (unaudited)


							 Six Months Ended
							     June 30,

							1995          1994


Cash flows from investing activities
Additions to property, plant and equipment          $ (193,014)     $ (234,771)
  Payments for trademarks and trade names               (5,087)        (34,417)
  Changes in investments in and advances
   to MFI-principally sales proceeds                       ---       3,617,130
  Proceeds from sale of fixed assets                   342,604             ---

  Net cash provided by investing
   activities                                          144,503       3,347,942

Cash flows from financing activities
  Net (payments) from obligation
   under capital lease                                (144,433)        (37,205)
  Net (payments) under long-term
   agreements                                       (4,197,017)     (2,653,748)
  Payment of dividends to preferred
   shareholders                                        (39,844)            ---
  Net proceeds from preferred stock issued           2,052,648             ---
  Proceeds from employee stock option
   exercise                                             47,282             ---
  Net cash (used) in financing
   activities                                       (2,281,364)     (2,690,953)

  Net (decrease) in cash and cash
   equivalents                                        (426,742)       (160,298)

  Cash and cash equivalents at beginning
     of year                                           438,414         238,937

  Cash and cash equivalents at end of
     six months                                    $    11,672      $   78,639



  Supplemental disclosures of cash flow information:
     Cash paid during the year for

     Interest                                      $   617,978     $   810,907

     Income taxes                                  $    31,455     $    22,800

	     The accompanying notes are an integral part of these statements.

			   ALPINE LACE BRANDS, INC.
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of June 30, 1995 and December 31, 1994, the results of its operations for the three months and six months ended June 30, 1995 and 1994 and the changes in its cash position for the six months ended June 30, 1995 and 1994. All material intercompany accounts and transactions have been eliminated.

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

2. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.      Inventories are summarized as follows:

				       June 30, 1995       December 31, 1994

	Finished goods                 $6,096,571            $4,986,691
	Raw materials &
	Packaging supplies                518,037               460,811
				       $6,614,608            $5,447,502

4. Earnings per share of common stock was computed by dividing net earnings, after deducting preferred dividend requirements, by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

5. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses; and (2) the Company's cheese and dairy products trading business.

6. As of December 31, 1994, the Company had available net operating loss carry-forwards of approximately $1,015,000 which expire in 2009. The Company also had at December 31, 1994, approximately $2,000,000 of tax deductible temporary differences available for future use. The Company's effective income tax rate of 10.4% for the six months ended June 30, 1995 includes the utilization of the Company's net operating loss carry-forwards and the utilization of temporary differences.

7. On March 22, 1995 the Company completed a private placement of $2,250,000 of 7.5% cumulative preferred stock, resulting in net proceeds to the Company of approximately $2,100,000. The securities are convertible into common stock at a conversion price of $7 3/8 for five years at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock.
	In the event of a change of control, the Company is required to make an offer to purchase the convertible preferred stock.

8. On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in an extraordinary gain of $103,760 to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a.      Results of Operations.
	Comparison of the Registrant's second quarter (April 1, 1995 - June 30,1995) of the current fiscal year ("1995") with the second quarter (April 1, 1994 - June 30, 1994) of the last fiscal year ("1994").

	Net sales for the second quarter ending June 30, 1995 were $33,998,678 as compared to $31,138,077 in the same period of 1994.
	The Alpine Lace Branded Division had increased sales of $1,901,502 for the second quarter ending June 30, 1995 going from $25,912,846 in 1994 to $27,814,348 in the same period of 1995 due to increased unit volume. Sales for the Company's cheese and dairy products trading business increased by 18.5% or $966,873 to $6,185,716 from $5,218,843 for the
	comparative period of 1994, primarily due to increased sales on the Green Bay, Wisconsin cheese exchange.

	As a percentage of sales, gross profit increased to 27.5% in the second quarter of 1995 from 26.4% in the comparable period of 1994. Gross profit increased by $1,131,690 in the quarter ending June 30, 1995 going from $8,225,172 in 1994 to $9,356,862 in 1995. This increase was the result of the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

	Selling and administrative expenses increased from $7,670,430 in the second quarter of 1994 to $7,752,579 in the same period of 1995. As a percentage of sales, selling and administrative expenses decreased from 24.6% in the second quarter of 1994 to 22.8% in the comparable period of 1995.

	The Company's operating profit increased by $1,049,541 from $554,742 in the second quarter of 1994 to $1,604,283 in the comparable period of 1995. Operating profit as a percent of net sales increased to 4.7% in the second quarter of 1995 compared to 1.8% in the second quarter of 1994 due to the higher gross profit, offset slightly by higher selling and administrative expenses previously discussed.

	Net interest expense in the second quarter of 1995 was $259,298, a decrease of $128,893 for the comparable period of 1994, as a result of the Company's decreased use of its working capital credit line and the redemption of the Company's subordinated note payable, partially offset by higher interest rates.

	The Company's effective tax rate of 13.0% or $179,801 in the second quarter of 1995 includes the utilization of the Company's net operating loss carry-forwards generated in prior years. The Company did not accrue for income taxes in the second quarter of 1994 as a result of the use of tax loss carry-forwards generated from the 1993 loss of $4,040,254.

	The Company's net earnings for the quarter ending June 30, 1995 was $1,203,282 compared to $133,982 for the same period of 1994 for the reasons discussed previously.

b.      Results of Operations.
	Comparisons of the Registrant's first six months (January 1, 1995 - June 30, 1995) of the current fiscal year ("1995") with the first six months (January 1, 1994 - June 30, 1994) of the last fiscal year ("1994").

	Net sales for the six months ending June 30, 1995 were $66,444,997 as compared to $62,145,628 in the same period of 1994. The Alpine Lace Branded Division had increased sales of $4,154,368 for the first six months ending June 30, 1995 going from $48,996,279 in 1994 to $53,150,647 in the same period of 1995 due to increased unit volume. Sales for the Company's cheese and dairy products trading business increased by 1.2% or $156,034 to $13,288,452 from $13,132,418 for the
	comparative period of 1994.

	As a percentage of sales, gross profit increased to 27.3% in the first six months of 1995 from 25.0% in the comparable period of 1994. Gross profit increased by $2,572,271 in the six months ending
	June 30, 1995 going from  $15,552,015 in 1994 to $18,124,286
	in 1995. This increase was the result of the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

	As a percentage of sales, selling and administrative expenses decreased from 23.5% in the first six months of 1994 to 22.9% in the comparable period of 1995. Selling and administrative expenses increased from $14,612,673 in the first six months of 1994 to $15,191,173 in the same period of 1995. The major contributors to this increase were for co-op advertising and slotting fees which supported the 8.5% increase in branded sales.

	The Company's operating profit increased by $1,993,771 from $939,342 in the first six months of 1994 to $2,933,113 in the comparable period of 1995. Operating profit as a percent of net sales increased to 4.4% in the first six months of 1995 compared to 1.5% in the first six months of 1994 due to the higher gross profit, offset slightly by higher selling and administrative expenses previously discussed.

	Net interest expense in the first six months of 1995 was $588,029 a decrease of $201,220 for the comparable period of 1994, as a result of the Company's decreased use of its working capital credit line and the redemption of the Company's subordinated note payable, partially offset by higher interest rates.

	The Company's effective tax rate of 10.4% or $246,180 in the first six months of 1995 includes the utilization of the Company's net operating loss carry-forwards generated in prior years. The Company did not accrue for income taxes in the first six months of 1994 as a result of tax loss carry-forwards generated from the 1993 loss of $4,040,254.

	The Company's net earnings for the six months ending June 30, 1995 was $2,231,399 compared to $222,123 for the same period of 1994 for the reasons discussed above.


	Financial Condition

	The major sources of cash for the six months ended June 30, 1995 came from net earnings and the decrease in accounts receivable. The major uses of cash for the six months ended June 30, 1995 were to fund decreases in accounts payable and increases in inventory. On March 27, 1995, the Company redeemed its subordinated note payable and common stock purchase warrants for $3,000,150 and accrued interest of $42,750. The majority of the funds for the redemption came from the issuance of $2,250,000 of 7.5% cumulative preferred stock on March 22, 1995, which resulted in net proceeds of approximately $2,100,000. As of August 2, 1995, the Company had approximately $4,500,000 available on its revolving credit facility and $3,500,000 available on its equipment credit facility.

PART II. Other Information




Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 1995, the Company held its Annual Meeting of Stockholders
(the "Meeting"), whereby the stockholders elected Directors, adopted an amendment to the Company's 1987 Stock Option Plan and approved a proposal to ratify the appointment of Grant Thornton as the Company's independent auditors for the year ending December 31, 1995. The vote on such matters was as follows:


1.      Election of Directors:

				  For                  Withhold

	Carl T. Wolf            4,226,252               41,550
	Marion F. Wolf          4,225,277               42,525
	Richard Cheney          4,225,552               42,250
	Richard S. Hickok       4,226,952               40,850
	Howard M. Lorber        4,223,252               44,550
	Joseph R. Rosetti       4,226,952               40,850
	Stephen Sadove          4,225,552               42,250
	Marvin Schiller         4,226,352               41,450


2. RATIFICATION OF AMENDMENT TO 1987 STOCK OPTION PLAN: To consider and vote upon an amendment to the Company's 1987 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 500,000 to 1,000,000.

			   For          Against     Abstain

			2,579,783       234,872      25,260


3. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Grant Thornton as the independent auditors of the Company for the year ending December 31, 1995.

			   For          Against     Abstain

			4,245,217        13,275       9,310


Item 6. Exhibits and Reports on Form 8-K

	a. Exhibit.

	   Exhibit 11    Computation of Earnings per Share of Common Stock

	b. Form 8-K Reports.

	   There were no current reports on Form 8-K filed by the registrant during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By: /s/ Carl T. Wolf
    Carl T. Wolf, President and Chairman of the Board
    (Principal Executive Officer)


Dated:  August 9, 1995



By: /s/ Arthur Karmel
    Arthur Karmel, Vice President-Finance (Chief Accounting Officer)



Dated:  August 9, 1995

Exhibit 11.

			   ALPINE LACE BRANDS, INC.

	       Computation of Earnings Per Share of Common Stock



				  Three Months Ended      Six Months Ended
				       June 30,              June 30,

				  1995          1994       1995         1994


Net Earnings for the Period   $1,203,282     $133,982  $2,231,399    $222,123

Preferred Stock Dividends         39,844          ---      39,844         ---

Net Earnings for Computation
 of Earnings Per Share (1)     1,163,438(A)  133,982(A) 2,191,555(A)  222,123(A)

Weighted Average
	Number of Common
	Shares Outstanding:

Weighted Average
	Number of Issued
	and Outstanding
	Common Shares (2)      5,022,687   5,012,419    5,022,687   5,012,419

Incremental Shares
	Attributable to
	Assumed Exercise
	of Stock Options
	and Warrants (3)       276,591      54,122      224,918        43,479

Weighted Average
	Number of Common
	Shares (2) + (3)     5,299,278(B) 5,066,541(B) 5,247,605(B) 5,055,898(B)

Earnings Per
Common and Common
Equivalent Share             $     .22    $     .03    $     .42    $     .04
			       (A)/(B)       (A)/(B)      (A)/(B)      (A)/(B)