Form 10-Q
period 1995-09-30
ALPINE LACE BRANDS INC
filed 1995-11-13
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1995     Commission File Number 0-15584


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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of October 31, 1995, there were 5,041,187 shares of Common Stock, $.01 par value, outstanding.

ALPINE LACE BRANDS, INC.

INDEX
                                                                          Page
                                                                        Number
Part I.        Financial Information

     Item 1.        Financial Statements

                    Consolidated Balance Sheets as of September 30, 1995
                    (unaudited) and December 31, 1994                        3

                    Consolidated Statements of Earnings for the Three
                    Months and Nine Months Ended September 30, 1995
                    and 1994 (unaudited)                                     5

                    Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1995 and 1994 (unaudited)     6

                    Notes to Consolidated Financial Statements               8

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     10

Part II.       Other Information

     Item 6.        Exhibits and Reports on Form 8-K                        12

Signature                                                                   13

PART I.                    FINANCIAL INFORMATION

         Item 1.           Financial Statements

                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   September 30, 1995             Dec. 31, 1994
                                       (unaudited)
ASSETS (substantially pledged)
Cash and cash equivalents                 $   166,059                $  438,414
Accounts receivable, net of
     allowance for bad debt                12,417,875                16,228,784
Inventories                                 5,309,239                 5,447,502
Prepaid expenses and deposits                 368,561                   502,004
Advances to suppliers                         300,000                   300,000

     Total current assets                  18,561,734                22,916,704

Property, plant and equipment
     Land, buildings and improvements         220,549                   346,000
     Equipment under capital leases           973,795                 1,052,544
     Leasehold improvements                   104,837                    45,914
     Furniture, fixtures and equipment      1,782,762                 1,541,200
                                            3,081,943                 2,985,658
     Less accumulated depreciation
         and amortization                   1,303,225                 1,057,075
                                            1,778,718                 1,928,583

ASSETS HELD FOR SALE                              ---                   265,800

OTHER ASSETS
     Investment in and advances to
         Mountain Farms, Inc.               1,675,948                 1,675,948
     Trademarks, tradenames and
          technology, less accumulated
          amortization of $826,392 in
          1995 and $709,802 in 1994         1,594,909                 1,709,451
     Notes receivable                          19,779                    30,420
     Other                                    826,774                   409,609
                                            4,117,410                 3,825,428
                                          $24,457,862               $28,936,515




        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                       September 30, 1995         Dec. 31, 1994
                                          (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current maturities of note payable       $      ---          $   1,385,846
     Accounts payable                          9,366,494             14,610,852
     Accrued expenses                          2,328,818              2,565,802
     Income taxes                                444,174                 10,450
     Current maturities of obligation under
         capital leases                          134,338                178,815

         Total current liabilities            12,273,824             18,751,765

Long term obligations, less current maturities
     Notes payable                             6,966,899              9,547,581
     Obligation under capital leases             456,982                592,121
     Other long-term liability                   205,904                576,531
                                               7,629,785             10,716,233

Stockholders' equity
     Preferred stock, par value $.01 per share;
         authorized 1,000,000 shares;
         issued and outstanding 45,000 at
         September 30, 1995 liquidation amount
         $50.00 per share                      2,250,000                    ---
     Common stock, par value $.01 per share,
         authorized 10,000,000 shares; issued
         and outstanding 5,040,287 at
         September 30, 1995 and 5,012,419 at
         December 31, 1994                        50,403                 50,124
     Additional paid-in capital                2,811,295              3,129,888
     Retained earnings (deficit)                (557,445)            (3,711,495)
                                               4,554,253               (531,483)
                                             $24,457,862            $28,936,515













        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)



                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,

                               1995          1994         1995         1994

Net sales                  $37,240,549   $32,202,223  $103,685,546  $94,347,851
Cost of goods sold          27,897,283    23,886,340    76,217,994   70,479,953
     Gross profit            9,343,266     8,315,883    27,467,552   23,867,898

Operating expenses
     Selling                 6,730,938     6,330,348    19,575,155   18,791,765
     Administrative          1,165,588     1,180,859     3,512,543    3,332,115
                             7,896,526     7,511,207    23,087,698   22,123,880

     Operating profit        1,446,740       804,676     4,379,854    1,744,018

Other income (expense)           3,811        13,016        32,545       85,046
Interest expense - net        (228,628)     (422,747)     (816,657)  (1,211,996)

     Earnings before
     income taxes and
     extraordinary item      1,221,923       394,945     3,595,742      617,068

Income taxes                   219,946        38,000       466,126       38,000

     Earnings before
     extraordinary item      1,001,977       356,945     3,129,616      579,068

     Extraordinary Item:
      Gain from extinguishment
      of debt, net of income
      taxes of $7,451              ---           ---       103,760          ---

     Net earnings            1,001,977       356,945     3,233,376      579,068

Preferred Stock Dividends       42,188           ---        82,031          ---

Net earnings applicable
 to common shareholders      $ 959,789   $   356,945   $ 3,151,345  $   579,068

Earnings per share of
     common stock
     Earnings before
     extraordinary item    $       .18   $       .07   $       .58  $       .11
Extraordinary item                 .00           .00           .02          .00

Net earnings per share of
     common stock          $       .18   $       .07   $       .60  $       .11

Weighted average number of
     common and common
     equivalent shares
     outstanding             5,363,140     5,029,078     5,286,117    5,046,958



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Nine Months Ended
                                                              September 30,

                                                            1995         1994

Cash flows from operating activities
      Net earnings                                       $3,233,376  $  579,068
      Adjustments to reconcile net earnings
          to net cash used in operating activities
              Depreciation and amortization                 430,830     645,842
              Extraordinary gain from extinguishment
               of debt, net of income taxes                (103,760)        ---
              Provisions for losses on accounts
                  receivable                                119,706      97,500
              (Gain) on sale of fixed assets                (23,624)        ---
              Change in assets and liabilities
                  (Increase) in marketable securities           ---     (33,192)
                  Decrease in accounts receivable         3,691,203   3,176,978
                  Decrease in inventory                     138,263   1,502,483
                  Decrease in prepaid expenses              133,443     149,924
                  Decrease in refundable
                   income taxes                                 ---     959,097
                  (Increase) in trade receivables,
                   net-due from Mountain Farms, Inc.            ---  (1,129,805)
                  Decrease in notes receivable               10,641       9,548
                  (Increase) Decrease in other assets      (452,067)    221,456
                  Decrease in accounts payable           (5,244,358) (5,190,724)
                  Decrease in accrued expenses             (236,984)    (84,179)
                  Increase (Decrease) in income
                   taxes                                    426,273     (40,880)
                  Decrease in other long-term
                   liabilities                             (370,627)        ---
                                                         (1,481,061)    284,048
              Net cash provided by operating
               activities                                $1,752,315 $   863,116















        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             Nine Months Ended
                                                               September 30,

                                                             1995         1994


Cash flows from investing activities
Additions to property, plant and equipment               $ (327,941) $ (271,085)
   Payments for trademarks and trade names                   (2,047)    (37,789)
   Changes in investments in and advances
    to MFI-principally sales proceeds                           ---   3,617,130
   Proceeds from sale of fixed assets                       452,812         ---

   Net cash provided by investing
    activities                                              122,824   3,308,256

Cash flows from financing activities
   Net (payments) from obligation
    under capital lease                                    (179,616)    (86,805)
   Net (payments) under long-term
    agreements                                           (4,033,808) (4,228,113)
   Payment of dividends to preferred
    shareholders                                            (82,031)        ---
   Net proceeds from preferred stock issued               2,016,741         ---
   Proceeds from employee stock option
    exercise                                                131,220         ---
   Net cash (used) in financing
        activities                                       (2,147,494) (4,314,918)

   Net (decrease) in cash and cash
    equivalents                                            (272,355)   (143,546)

   Cash and cash equivalents at beginning
        of year                                             438,414     238,937

   Cash and cash equivalents at end of
        nine months                                    $    166,059  $   95,391



   Supplemental disclosures of cash flow information:
        Cash paid during the year for

        Interest                                        $   881,253 $ 1,220,857

        Income taxes                                    $    44,588 $    43,464



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of September 30, 1995 and December 31, 1994, the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and the changes in its cash position for the nine months ended September 30, 1995 and 1994. All material intercompany accounts and transactions have been eliminated.

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

2. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.      Inventories are summarized as follows:

                                    September 30, 1995       December 31, 1994

         Finished goods                $4,880,936              $4,986,691
         Raw materials &
         Packaging supplies               428,303                 460,811
                                       $5,309,239              $5,447,502

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

6. As of December 31, 1994, the Company had available net operating loss carry-forwards of approximately $1,015,000 which expire in 2009. The Company also had at December 31, 1994, approximately $2,000,000 of tax deductible temporary differences available for future use. The Company's effective income tax rate of 13.0% for the nine months ended September 30, 1995 includes the utilization of the Company's net operating loss carry-forwards and the utilization of temporary differences.

7. On March 22, 1995 the Company completed a private placement of $2,250,000 of 7.5% cumulative preferred stock, resulting in net proceeds to the Company of approximately $2,000,000. The securities are convertible into common stock at a conversion price of $7 3/8 for five years at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock. In the event of a change of control, the Company is required to make an offer to purchase the convertible preferred stock.

8. On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in an extraordinary gain of $103,760 to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a.    Results of Operations.
      Comparison of the Registrant's third quarter (July 1, 1995 - September 30,
      1995) of the current fiscal year ("1995") with the third quarter (July 1, 1994 - September 30, 1994) of the last fiscal year ("1994").

      Net sales for the third  quarter ending September 30, 1995 were
      $37,240,549 as compared to $32,202,223 in the same period of 1994.   The
      Alpine Lace Branded Division had increased sales of $1,930,753 for the third quarter ending September 30, 1995 going from $26,305,177 in 1994 to $28,235,930 in the same period of 1995 due to increased unit volume. Sales for the Company's cheese and dairy products trading business increased by 52.8% or $3,110,873 to $9,004,177 from $5,893,304 for the comparative period of 1994, primarily due to increased sales on the Green Bay, Wisconsin cheese exchange.

      As a percentage of sales, gross profit decreased to 25.1% in the third quarter of 1995 from 25.8% in the comparable period of 1994. Gross profit increased by $1,027,383 in the quarter ending September 30, 1995 going from $8,315,883 in 1994 to $9,343,266 in 1995. This increase was the result of the 7.3% sales increase in the Alpine Lace Branded Division, partially offset by the higher cost to purchase cheese resulting from higher commodity prices.

      Selling and administrative expenses increased from $7,511,207 in the third quarter of 1994 to $7,896,526 in the same period of 1995. As a percentage of sales, selling and administrative expenses decreased from 23.3% in the third quarter of 1994 to 21.2% in the comparable period of 1995.

      The Company's operating profit increased by $642,064 from $804,676 in the third quarter of 1994 to $1,446,740 in the comparable period of 1995. Operating profit as a percent of net sales increased to 3.9% in the third quarter of 1995 compared to 2.5% in the third quarter of 1994 due to the higher gross profit, offset slightly by higher selling and administrative expenses previously discussed.

      Net interest expense in the third quarter of 1995 was $228,628, a decrease of $194,119 from the comparable period of 1994, as a result of the Company's decreased use of its working capital credit line and the redemption of the Company's subordinated note payable, partially offset by higher interest rates.

      The Company's effective tax rate of 18.0% resulting in a tax of $219,946 in the third quarter of 1995 includes the utilization of the Company's net operating loss carry-forwards generated in prior years. The Company accrued $38,000 at an effective tax rate of 9.6% for income taxes in the third quarter of 1994 as a result of the use of tax loss carry-forwards generated from the 1993 loss of $4,040,254.

      The Company's net earnings for the quarter ending September 30, 1995 was $1,001,977 compared to $356,945 for the same period of 1994 for the reasons discussed previously.

b. Results of Operations. Comparisons of the Registrant's first nine months (January 1, 1995 - September 30, 1995) of the current fiscal year ("1995") with the first nine months (January 1, 1994 - September 30, 1994) of the last fiscal year ("1994").

      Net sales  for  the  nine  months   ending   September   30,  1995  were
      $103,685,546  as compared to $94,347,851 in the same period of 1994.
      The Alpine Lace Branded Division had increased sales of $6,085,121 for the first nine months ending September 30, 1995 going from $75,301,456 in 1994 to $81,386,577 in the same period of 1995 due to increased unit volume. Sales for the Company's cheese and dairy products trading business increased by 17.2% or $3,266,907 to $22,292,629 from $19,025,722 for the comparative period of 1994, primarily due to increased sales on the Green Bay, Wisconsin cheese exchange.

      As a percentage of sales, gross profit increased to 26.5% in the first nine months of 1995 from 25.3% in the comparable period of 1994. Gross profit increased by $3,599,654 in the nine months ending September 30, 1995 going from $23,867,898 in 1994 to $27,467,552 in
      1995. This increase was the result of the 9.9% increase in sales, along with the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

      As a percentage of sales, selling and administrative expenses decreased from 23.4% in the first nine months of 1994 to 22.3% in the comparable period of 1995. Selling and administrative expenses increased from $22,123,880 in the first nine months of 1994 to $23,087,698 in the same period of 1995. The major contributors to this increase were for advertising and promotions which supported the 8.1% increase in branded sales.

      The Company's operating profit increased by $2,635,836 from $1,744,018 in the first nine months of 1994 to $4,379,854 in the comparable period of 1995. Operating profit as a percent of net sales increased to 4.2% in the first nine months of 1995 compared to 1.8% in the first nine months of 1994 due to the higher gross profit, offset partially by higher selling and administrative expenses previously discussed.

      Net interest expense in the first nine months of 1995 was $816,657 a decrease of $395,339 from the comparable period of 1994, as a result of the Company's decreased use of its working capital credit line and the redemption of the Company's subordinated note payable, partially offset by higher interest rates.

      The Company's effective tax rate of 13.0% resulting in a tax of $466,126 in the first nine months of 1995 includes the utilization of the Company's net operating loss carry-forwards generated in prior years. The Company accrued $38,000 at an effective tax rate of 6.2% for income taxes in the first nine months of 1994 as a result of tax loss carry-forwards generated from the 1993 loss of $4,040,254.

      The Company's net earnings for the nine months ending September 30, 1995 was $3,233,376 compared to $579,068 for the same period of 1994 for the reasons discussed above.


      Financial Condition

      The major sources of cash for the nine months ended September 30, 1995 came from net earnings and the decrease in accounts receivable. The major uses of cash for the nine months ended September 30, 1995 was to fund the decrease in accounts payable. On March 27, 1995, the Company redeemed its subordinated note payable and common stock purchase warrants for $3,000,150 and accrued interest of $42,750.
      The majority of the funds for the redemption came from the issuance of $2,250,000 of 7.5% cumulative preferred stock on March 22, 1995, which resulted in net proceeds of approximately $2,000,000. As of November 2, 1995, the Company had approximately $7,400,000 available on its revolving credit facility and $3,500,000 available on its equipment credit facility.

PART II. Other Information


Item 6.      Exhibits and Reports on Form 8-K

        a.   Exhibit.

             Exhibit 11    Computation of Earnings per Share of Common Stock

        b.   Form 8-K Reports.

             There were no current reports on Form 8-K filed by the registrant during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By:   /s/ Carl T. Wolf
      Carl T. Wolf, President and Chairman of the Board
      (Principal Executive Officer)


Dated:  November 8, 1995



By:   /s/ Arthur Karmel
      Arthur Karmel, Vice President-Finance (Chief Accounting Officer)



Dated:  November 8, 1995

Exhibit 11.


                            ALPINE LACE BRANDS, INC.

                Computation of Earnings Per Share of Common Stock



                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,

                              1995          1994         1995         1994


Net Earnings for
the Period                $1,001,977      $356,945   $3,233,376     $579,068

Preferred Stock Dividends     42,188           ---       82,031          ---

Net Earnings for Computation
 of Earnings Per Share (1)   959,789(A)    356,945(A) 3,151,345(A)   579,068(A)

Weighted Average
     Number of Common
     Shares Outstanding:

Weighted Average
     Number of Issued
     and Outstanding
     Common Shares (2)      5,040,287    5,012,419    5,040,287    5,012,419

Incremental Shares
     Attributable to
     Assumed Exercise
     of Stock Options
     and Warrants (3)         322,853       16,659      245,830       34,539

Weighted Average
     Number of Common
     Shares (2) + (3)       5,363,140(B) 5,029,078(B) 5,286,117(B) 5,046,958(B)

Earnings Per
Common and Common
Equivalent Share            $.18(A)/(B)  $.07(A)/(B)  $.60(A)/(B)  $.11(A)/(B)