Form 10-K
period 1995-12-31
ALPINE LACE BRANDS INC
filed 1996-03-28
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1995 Commission file number 0-15584

                            Alpine Lace Brands, Inc.
             (Exact name of registrant as specified in its charter)

 Delaware                                                  22-2717823
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                         Identification No.)

111 Dunnell Road, Maplewood, NJ                                 07040
(Address of principal executive office)                      (Zip Code)

(Registrant's telephone number, including area code)     201-378-8600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1996:
                    Common stock, $.01 par value: $27,369,347

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the close of the period covered by this report:
                                5,050,136 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be prepared in connection with the 1996 annual meeting of shareholders are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

General

     Alpine Lace Brands, Inc. (the "Company") has two principal businesses. The Company's branded cheese business: develops, markets and distributes nutritionally oriented cheeses under its own labels and operates a converting and packaging facility through a wholly-owned subsidiary, Marolf Dakota Farms Cheese, Inc. ("MDFC"), a Delaware corporation located in Sturgis, South Dakota. Through February 17, 1994, the Company packaged and converted cheese under private labels (through the Company's wholly-owned subsidiary, Mountain Farms, Inc. ("MFI"), a Utah corporation), in which a 65% interest was sold on that date. The Company's cheese and dairy products trading business is operated through MCT Dairies, Inc. ("MCT"), a New Jersey corporation and a wholly-owned subsidiary of the Company.

         The Company was incorporated in Delaware on February 14, 1986.

Branded Cheese Business

     The principal branded cheeses currently marketed by the Company are the Alpine Lace (R) brand line of cheeses, which are generally lower in sodium and lower in fat and cholesterol than cheeses made from whole milk, and the Alpine Lace (R) fat free brand line of fat free cheese products. The Company generally purchases these cheeses from independent manufacturers who utilize the Company's proprietary recipes and markets them throughout the United States under its own trademarks. MDFC converts and packages Alpine Lace brand dairy case sliced cheeses for retail and club store sales. As a result of a restructuring of the Company's operations (See Note G to the Consolidated Financial Statements) in December of 1994, MDFC ceased producing skim milk cheese used by the Company and terminated its MDFC product line of MDFC brand Colby, Cheddar, and Monterey Jack cheeses marketed by the Company.

     The Company's branded cheese business (excluding MDFC and MFI) had revenues before intercompany eliminations in 1995, 1994, and 1993 of $124,933,243, $117,258,595 and $112,063,210, respectively. MFI had revenues in 1993 before intercompany eliminations of $57,902,040. In 1995, 1994, and 1993 MDFC had revenues before intercompany eliminations of $14,353,026, $14,152,399, and 14,848,147, respectively.

Alpine Lace (R) Reduced Fat and Reduced Sodium Swiss Cheese

     Alpine Lace (R) reduced fat and reduced sodium Swiss cheese, a pasteurized part- skim milk cheese, is the Company's largest selling product constituting approximately 50% of own-label branded cheese sales. The product is offered for sale to consumers in supermarkets, delicatessens, club stores and specialty food stores, with most sales made in the delicatessen sections of supermarkets. It is primarily sold in bulk quantities by the Company and is sliced or cut into chunks for consumers at the retail store, and in retail packages sold in the dairy case section of supermarkets, warehouse club stores and grocery stores.

     Sales of this product commenced in January, 1984, and the Company currently sells Alpine Lace (R) reduced fat and reduced sodium Swiss cheese to approximately 1,000 customers, primarily supermarket chains, supermarket food distributors, warehouse club stores and specialty food store distributors. The Company's products are available for purchase in virtually all markets in the United States.

Alpine Lace (R) Reduced Fat and Reduced Sodium American Flavor Pasteurized Process Cheese Product, Reduced Sodium Muenster Cheese, Reduced Sodium Mozzarella Cheese, Reduced Fat and Reduced Sodium Cheddar Cheese, Reduced Fat and Reduced Sodium Provolone Cheese, and Reduced Fat and Reduced Sodium Colby Cheese.

     These products (aside from the American Flavor Pasteurized Process Cheese Product) are natural cheese products which have up to 50% less sodium than their typical cheese counterparts. Aside from the Reduced Sodium Muenster Cheese and Reduced Sodium Mozzarella Cheese, all of these products are lower in cholesterol and lower in fat and calories than their typical counterparts.

Alpine Lace (R) Fat Free Cheese Products

     The Company introduced Alpine Lace (R) fat free cheese products for the retail dairy case in the Summer of 1990, and currently sells the product to about 75% of all major supermarket chains in the U.S. and to a lesser extent into other trade channels.

Other Products

Alpine Lace (R) Fat Free Turkey Breast

     Alpine Lace (R) Fat Free Turkey Breast was introduced in May, 1995 in a test market and is now available in about 25% of the nation's supermarkets. Besides the fat free benefit, this product also contains 63% less sodium than regular turkey breast.

Alpine Lace (R) Deli Hams

     The Company now offers two ham products which are sold in the supermarket deli: Alpine Lace (R) Boneless Cooked Ham and Alpine Lace (R) Honey Ham, which was introduced in August of 1995. Both products are high quality hams and are 97% Fat Free and offer sodium reductions of 45% and 33%, respectively.

     Other products introduced in late 1995 include Alpine Lace (R) Reduced Fat Feta Cheese which contains 33% less fat than regular Feta, Alpine Lace (R) Fat Free Shredded Parmesan, which features 60% less calories, 88% less cholesterol and 25% less sodium than regular Parmesan cheese, and a Swiss flavor addition to the line of Alpine Lace (R) Fat Free Cheese Singles.

     The Company has been actively selling its products to the food service and club store industries. Where appropriate, special sized packs of Alpine Lace (R) brand cheese products have been developed.

Manufacturing

     Beginning in 1995, the Company no longer manufactures any of its supply of branded cheeses. The Company either owns or has significant rights to the respective recipes or manufacturing processes for most of those products which are manufactured by independent cheese manufacturers, including Alpine Lace (R) reduced fat and reduced sodium Swiss cheese.

     Alpine Lace (R) reduced fat and reduced sodium Swiss cheese is manufactured in a privately owned facility under a contract granting the Company the exclusive right to purchase the product (with a minor exception). The agreement requires the manufacturer to supply the Company's requirements of the cheese through December, 2000, with successive five year renewal periods thereafter, unless terminated by either party. The Company may purchase, with the reasonable consent of the manufacturer, up to 10% of its requirements for the product from another source. As part of the agreement with the primary manufacturer, entered into in July, 1988, the Company obtained an exclusive license to use such manufacturer's Alpine Lace (R) reduced fat and reduced sodium Swiss cheese recipe for the production of this cheese (subject to paying license fees based on volume produced) if the manufacturer elects not to renew the agreement, breaches the agreement, or undergoes a change in control. The Company also has a limited exclusive license to produce this cheese to cover certain shortfalls in the manufacturer's production.

     At present, there are adequate supplies of raw materials, primarily milk, used by the Company's suppliers in manufacturing the Company's products. The average commodity market prices met the Company's expectation for all of 1995.

Gamay Technology Acquisition

     In May, 1990, the Company acquired all patents pending and technology for fat free and low fat cheese and cultured dairy products as well as certain assets, rights and technologies from Gamay Foods, Inc. for approximately $1.85 million in cash and the issuance of restricted special stock warrants to purchase 75,000 shares of the Company's common stock at the stock market price at the time of the warrants' issuance. Additionally, the Company has agreed to pay a royalty to Gamay on future sales of products associated with the acquisition. On February 24, 1995, the Company and Gamay modified their royalty agreement (See Note K to the Consolidated Financial Statements). The Company has applied this technology to create its Alpine Lace (R) fat free line of cheeses.

Marketing and Advertising

     Alpine Lace (R) reduced fat and reduced sodium Swiss cheese was sold in all 70 U.S. geographic markets at the end of 1995 and was available, according to the Company's estimates, in approximately 45,000 retail stores in those markets. Other Alpine Lace (R) brand cheeses were sold in approximately 30,000 stores nationwide. The Company's marketing program places substantial emphasis upon advertising and promotion, primarily television advertising, as well as point of sale merchandising and cooperative retailer promotions and advertisements.

     Alpine Lace received Kosher certification for its line of fat free cream cheeses and spreads and three of its deli cheeses, which represent 70% of the Company's delicatessen business. Packages bearing the kosher symbol in the deli case include: Alpine Lace (R) Reduced Fat and Reduced Sodium Swiss Cheese, Reduced Sodium Mozzarella Cheese, Reduced Fat Provolone Cheese, Fat Free Cream Cheese with Garden Vegetables, Fat Free Cream Cheese with Garlic and Herbs and Fat Free Mexican Nacho Cheese Spread.

     Alpine Lace also received Kosher approval from the Union of Orthodox Jewish Congregations of America for industrial use of its full line of Fat Free Cheeses. These products bearing the "O-U" label include: Alpine Lace (R) Fat Free Cheddar, Mozzarella, Swiss and Parmesan flavor skim milk cheeses.

Distribution

     The largest single customer of the Company's own-label branded cheese business (which excludes MFI) accounted for approximately 5% of the 1995 own-label branded cheese sales revenues, and the eight largest customers accounted for approximately 25% of such sales revenues. Sales, whether to supermarket chains, distributors, or others, are typically made through independent sales agency firms (food brokers), which may also deal with cheeses manufactured or distributed by other companies. These sales agency firms also participate in local promotional activities and in-store merchandising for the Company's products.

Cheese Converting, Packaging and Manufacturing Operations

     On February 17, 1994, the Company sold 65% of the outstanding shares of common stock of its then wholly owned MFI cheese converting and packaging subsidiary. At December 31, 1994, the Company recorded a charge of $1,517,757 to write-down to zero the carrying value of its investment and related assets and expenses in MFI. In addition, the Company recorded a charge of $1,070,700 relating to the cancellation of its supply agreement with MFI which is payable over twenty-six monthly installments beginning January, 1995. In February 1995, the Company replaced MFI's converting and packaging requirements with that of an outside supplier (See Note F to the Consolidated Financial Statements).

     In connection with the Company's restructuring plan approved in December 1994, the Company closed its skim milk cheese production facility at MDFC in January 1995. In addition, MDFC cheese products converted and packaged at MDFC were discontinued in December 1994. MDFC continues to convert and package the Company's warehouse club store and dairy case sliced cheeses sold under the Alpine Lace (R) brand.

Cheese and Dairy Products Trading Business

     The Company's cheese and dairy products trading activities are performed by its wholly owned subsidiary, MCT Dairies, Inc. This business purchases almost always as principal, bulk packaged quantities of domestic and imported cheese and dairy products. The size of purchases ranges generally from 3,000 to 42,000 pounds. Substantially all of the products purchased and then sold are whey, nonfat dry milk powder, animal feed, dairy flavorings, casein and caseinates, and buttermilk as well as bulk cheese. MCT generally purchases cheese and dairy products to fill purchase orders received from its customers, although it will buy limited amounts of product without specific sales commitments, to be held in inventory for future sale (and stored in public warehouses, if necessary).

     MCT also exports cheese and dairy products either directly or under the auspices of various U.S. government assisted programs. In 1992, MCT became active in world market trading of non-cheese dairy products. From time to time MCT will act as a broker and receive a commission, although to date commissions have not been significant.

     In 1995, MCT sold to approximately 46 manufacturers/processors, 75 distributors, and approximately 31 cheese and dairy products trading firms. The largest two customers accounted for approximately 11% and 4% of the Company's cheese and dairy products trading revenues in 1995.

Government Regulation

     The Company and its suppliers are subject to extensive regulation by various government agencies which, pursuant to statutes, rules and regulations,

prescribe quality, purity, manufacturing, advertising and labeling requirements. Food products are often subject to "standard of identity" requirements which are promulgated at both the Federal and state level to determine the permissible qualitative and quantitative ingredient content of foods, and information that must be provided on food product labels. The Federal Food and Drug Administration ("FDA"), United States Department of Agriculture ("USDA"), Federal Trade Commission and many states review product labels and advertising.

     The Company's branded cheese products meet the current applicable FDA, USDA, and state requirements and its advertising and labels accurately describe its products. The Company has made changes in its advertising and labeling in response to the new labeling laws which are in effect and complies with the new labeling laws.

     Food manufacturing, processing and packaging facilities of the Company and its suppliers are subject to inspection by various Federal and state regulatory authorities, and must comply with various health and safety regulations.

Trademarks and Patents

     The Company or its subsidiaries owns registered trademarks for PRE MONDE (and Design) (R), PRE MONDE ALPINE LACE (and Design) (R), PRE MONDE ALPINE LACE FREE *** N' LEAN (and Design) (R), PRE MONDE ALPINE LACE FREE *** N' LEAN (R), PRE MONDE (R), CHOOSE (R), CHEESE SMART (and Design) (R), and ALPINE LACE (R).

     The Company was issued one U.S. patent in January of 1992, one U.S. patent in July of 1993, and another in March of 1995 for the manufacture of fat free and low fat cheese and cheese products which are being sold by the Company. The Company has also obtained similar patent protection in Argentina and New Zealand. Additionally, the Company either owns or has significant rights to the recipes and manufacturing processes of substantially all of its Alpine Lace
(R)and fat free products.

Competition

     The Company's Alpine Lace Branded products compete intensively with many established domestic and foreign brands which are, in many cases, less expensive than the Company's products. Many of these products are marketed by companies with greater financial and other resources than those of the Company. The Company believes that Alpine Lace (R) is currently one of the five largest advertised brands of cheese in measured media in the United States. The Company's primary cheese products have certain health-related characteristics that the Company believes differentiate them from many other cheeses; nevertheless, the Company faces significant competition from cheese products with similar characteristics. The principal competitors with the Company's products in the reduced sodium, fat free and/or reduced fat cheese fields are Lorraine (R) cheese, a cheese which the Company believes resembles Swiss cheese in some respects, which is produced by Stella Cheese Co., Inc., Kraft Healthy Favorites (R) Naturals and Kraft Free (R) marketed by Kraft General Foods, Inc. and Healthy Choice (R) marketed by Beatrice Cheese Co., Inc., a division of Con Agra.

     The Company's cheese and dairy products trading business is subject to intense competition from cheese and dairy products importers, distributors and manufacturers, as well as, from other cheese trading companies. In addition, potential purchasers' internal buyers can serve many of the functions for which a cheese and dairy products purchaser might otherwise use a cheese and dairy products trading company. However, cheese and dairy products trading companies like the Company's offer the advantage of specialization, with its resulting efficiencies.

Employees

         The Company and its subsidiaries currently have 127 employees.

Business Segment Information

     The Company's operations consist of two segments: (1) The branded cheese business which develops, markets, distributes, packages and converts branded cheeses and other specialty food products; and (2) the cheese and dairy products trading business.

     Information about the Company's operations in different industry segments for the years ended December 31, 1995, 1994, and 1993 is disclosed in Note O to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's 6,400 gross square foot administrative offices, located in a modern office building in Maplewood, New Jersey, are under two leases providing for annual rentals of $42,750 and $96,200, respectively and both expiring April 30, 2000. The Company believes that this present space is sufficient for its present business operations (excluding MDFC) for the foreseeable future.

     MDFC's facilities are located within the incorporated limits of Sturgis, South Dakota. MDFC owns 2.25 acres of land and two buildings. The buildings consist of a 1,440 square foot truck garage and a 16,940 square foot packaging and warehousing building where cheese is cut into consumer packaged products. An administrative office was built atop of the packaging and warehousing building due to the sale of the 2,812 square foot administrative office building in 1995. The 9,370 square foot production building was also sold during 1995 due to the closing of the skim milk cheese operation.

ITEM 3.  LEGAL PROCEEDINGS

     Except for that described in the next paragraph, the Company is not a party to, nor is any of its property the subject of, any material legal proceedings.

     On March 7, 1995, the Company announced that it had received a process patent for manufacturing low fat and fat free cheese and has filed for an injunction against Kraft, Inc., Borden, Inc., Beatrice Cheese, Inc. and Schreiber Foods, Inc., citing patent infringement. In papers filed on March 7, 1995, in the United States District Court, District of New Jersey, the Company asked the court to enjoin the manufacturers from continuing to manufacture and sell fat free American singles that are produced by use of the Company's patented process. The Company has also sought unspecified damages. On March 21, 1996, a federal court sitting in Newark granted a motion for summary judgement in favor of Kraft, Inc. and against Alpine Lace Brands, Inc. The basis for the judgement was that Alpine Lace had not demonstrated that Kraft, Inc. infringed its patent. Alpine Lace's counsel has recommended that Alpine Lace appeal the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company is considering this recommendation.

     There can be no assurance that the Company will be successful in pursuing this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

     The Company's common stock trades on the NASDAQ stock market under the symbol: LACE.

     The NASDAQ stock market quotations set forth in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, which may not necessarily represent actual transactions.

                                                  COMMON
                                          HIGH               LOW

First Quarter, 1994                       6.25              3.75
Second Quarter, 1994                      5.75              3.38
Third Quarter, 1994                       5.50              3.75
Fourth Quarter, 1994                      4.75              3.06

First Quarter, 1995                       7.63              3.50
Second Quarter, 1995                      9.31              6.50
Third Quarter, 1995                      11.50              7.63
Fourth Quarter, 1995                     12.13              9.50

First Quarter, 1996                      10.63              7.50
 (through March 13, 1996)

     As of the close of business on March 13, 1996, there were 233 registered holders of record of the Company's common stock. The Company estimates that there are over 2,863 beneficial owners of its common stock.

     The Company has never declared cash dividends on its common stock and has no present intention of declaring such cash dividends in the foreseeable future. Cash dividends are restricted by the Company's bank credit facility agreement; see Note H to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA1

                          Dec. 31,   Dec. 31,   Dec 31,    Dec 31,     Dec 31,
                            1995       1994       1993       1992       1991

Selected Data from
   Statement
   of Operations:
   Net sales             $145043395 $132354808 $180745614 $167306297 $156139241
   Earnings (Loss)
     before
     cumulative effect
     of an accounting
     change &
     extraordinary
     item                   3912028   (3122989)  (4040254)     8723     782634
   Extraordinary item2       103760          -          -         -          -
   Cumulative effect of
     an
     accounting change3           -          -          -    (49000)         -
   Net earnings (loss)      4015788   (3122989)  (4040254)   (40277)    782634
   Preferred stock
   dividend                  121513          -          -         -          -
   Net earnings (loss)
     applicable to common
     shareholders           3894275   (3122989)  (4040254)   (40277)    782634
   Net earnings (loss) per
     share
     of common stock:
        Earnings (Loss)
        before cumulative
        effect of an
        accounting
        change &
        extraordinary item      .72       (.62)      (.81)       --4       0.16
        Extraordinary item      .02          -          -         -           -
        Cumulative effect of an
        accounting change3        -          -          -      (.01)          -
   Net earnings (loss)
        per share               .74       (.62)      (.81)     (.01)       0.16

   Selected
     Balance Sheet Data5:
     Current assets        20422667    22916704  28619853  24008873    22014987
     Current liabilities   15363586    18751765  18949907  13401972    14398837
     Working capital        5059081     4164939   9669946  10606901     7616150
     Total assets          26276701    28936515  38056602  35896521    32742207
     Long-term obligations
        (less current
            maturities)     5817868    10716233  16515189  15843190    11772243
     Stockholders' equity
        (deficiency)        5095247     (531483)  2591506   6651359     6571127

NOTES TO SELECTED FINANCIAL DATA

1 The comparability of the selected financial data is affected by the Company's sale of 65% of MFI on February 17, 1994. The operations of MFI were consolidated with that of the Company through December 31, 1993.

2 On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in a net extraordinary gain of $103,760 to the Company.

3 Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note I.

4 Rounds to less than one cent earnings per share.

5 The comparability of the selected balance sheet data is affected by the reclassification of net assets of MFI to Investment in and advances to MFI as of December 31,1993. See "Business - Cheese Converting, Packaging and Manufacturing Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1995 versus 1994

     The Company's sales increased by $12,688,587 or 9.6% from $132,354,808 in 1994 to $145,043,395 in 1995. Sales in the Branded cheese segment increased $4,748,681 or 4.6% from $104,004,173 in 1994 to $108,752,854 in 1995. The increase in Branded business resulted from increased sales in the Alpine Lace Branded Division offset by a slight decrease in sales from MDFC. The Company's cheese and dairy products trading business sales for 1995 were $36,290,541, an increase of $7,939,906 or 28.0% from $28,350,635 in 1994 primarily due to increased sales of commodity cheddar cheese.

     As a percentage of sales, gross profit decreased from 24.8% in 1994 to 24.7% in 1995. Gross profit as a percent of sales decreased principally as a result of the 28% sales increase in the cheese and dairy products trading business which has lower gross profit margins than the Branded division. Gross profit increased by $2,988,544 or 9.1% from $32,834,857 in 1994 to $35,823,401 in 1995 primarily due to the 9.6% increase in sales, along with the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

     Operating expenses decreased by $3,850,358 from $34,321,206 in 1994 to $30,470,848 in 1995 representing a decrease of 11.2%. The operating expense decrease is due to the 1994 restructuring charge of $2,640,238 associated with a plan to cease production of skim milk cheese at its MDFC subsidiary and the termination of its supply agreement with MFI. In addition, in 1994, the Company recorded a charge of $1,517,757 to write down the carrying value of its investment and related assets in MFI and related expenses (See Note F to the Consolidated Financial Statements). Selling expenses remained the same in 1995 and 1994 at $25,600,000.

     Administrative expenses increased by $308,049 or 6.8% from $4,546,505 in 1994 to $4,854,554 in 1995.

     Interest expense (net) decreased by $587,391 or 37.1% from $1,583,040 in 1994 to $995,649 in 1995, as a result of the Company's decreased use of its working capital credit line and the redemption of the Company's subordinated note payable, partially offset by higher interest rates.

     On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in a net extraordinary gain of $103,760 to the Company.

     The provision for income taxes increased $391,276 from $53,600 in 1994 to $444,876 in 1995. The 1994 tax provision included minimal state taxes for MCT Dairies, Inc. due to the pre-tax loss of $3,069,389. The 1995 tax provision is due to federal net operating loss carry-forwards utilized in 1995.

1994 versus 1993

     The Company's sales (net of MFI sales of $50,924,327 in 1993, which 65% was sold on February 17, 1994) increased by $2,533,521 or 2.0% from $129,821,287 in
1993 to $132,354,808 in 1994. Sales in the Branded cheese segment (net of MFI sales of $50,924,327 in 1993, which 65% was sold on February 17, 1994) increased $7,774,493 or 8.1% from $96,229,680 in 1993 to $104,004,173 in 1994. The increase in Branded business resulted from increased sales in the Alpine Lace Branded Division offset by a slight decrease in sales from MDFC. The Company's cheese and dairy products trading business sales for 1994 were $28,350,635, a decrease of $5,240,972 or 15.6% from $33,591,607 in 1993 primarily due to weak demand for commodity products due to large inventories held by the market place in the third quarter of 1994.

     As a percentage of sales, gross profit increased from 20.0% in 1993 to 24.8% in 1994. Gross profit as a percent of sales increased principally as a result of the exclusion of MFI gross profit in 1994, which had a gross profit of approximately 7.4% in 1993 and therefore, the gross profit as a percent of sales for 1993 excluding MFI would have been 24.9%. In addition, gross profit was impacted by a change in product mix towards greater sales of the Company's deli case products at the Company's Alpine Lace Branded Division and reduced gross profit of $516,142 from MCT due to weak demand for commodity products as discussed above. Gross profit decreased by $3,264,977 or 9.0% from $36,099,834 in 1993 to $32,834,857 in 1994 primarily due to the sale of MFI.

     Operating expenses decreased by $5,208,899 from $39,530,105 in 1993 to $34,321,206 in 1994, representing a decrease of 13.2%. Selling expenses decreased by $7,610,522 or 22.9% from 1993 to 1994. The major contributor to the decrease was the MFI selling expenses for 1993 of $2,789,000, which are no longer included as discussed previously. In connection with the Company's first quarter 1993 restructuring, the Company altered its marketing strategy for coupons which resulted in a decrease in 1994 of $1,693,000 in coupon expense. Another factor was the decrease in other selling expenses during 1994 of $1,273,000 due principally to greater accruals of $1,280,000 for product discounts in response to more aggressive pricing approaches taken by grocery retailers, in the first quarter of 1993. Additional factors include the decrease in advertising expense including co-op advertising, which decreased by $531,000 from $5,720,000 in 1993 to $5,189,000 in 1994 and the decrease in slotting expenses of $856,000.

     Administrative expenses decreased by $1,756,372 or 27.9% from $6,302,877 in 1993 to $4,546,505 in 1994. The decrease in administrative expenses was primarily attributable to the MFI administrative expenses for 1993 of $1,734,000 which are no longer included, as discussed previously.

     The Company incurred a restructuring charge of $2,640,238 associated with a plan to cease production of skim milk cheese at its MDFC subsidiary and the termination of its supply agreement with MFI and as a result of the restructuring, all cheese production will be performed at outside suppliers. In addition, based on an evaluation of the recoverability of its investment in MFI, the Company recorded a charge of $1,517,757 to write-down to zero the carrying value of its investment and related assets in MFI and related expenses.

     Interest expense (net) decreased by $149,837 or 8.6% from $1,732,877 in 1993 to $1,583,040 in 1994, as a result of the MFI interest expense for 1993 of $200,000, which is no longer included, and the Company's decreased use of its working capital credit line, partially offset by higher interest rates.

     In 1994 the Company recorded $53,600 for income tax expense primarily due to state taxes for MCT Dairies. As a result of the pre-tax loss of $5,163,148 in 1993, an income tax benefit of $1,122,894 in 1993 was generated, comprised of federal and state tax refunds.

     In 1994, the Company had a pre-tax loss of $3,069,389 and a net loss of $3,122,989 compared with a pre-tax loss of $5,163,148 and a net loss of $4,040,254 in 1993 as a result of the factors discussed above. As of December 31, 1994, the Company had available federal net operating loss carry-forwards for income tax purposes of approximately $800,000, which expire in the year 2008.

Impact of New Accounting Standards

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which gives companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") or the fair market value-based method provided in SFAS No. 123. These statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to use the intrinsic value-based method provided in APB No. 25, to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

Inflation

     The Company believes that in 1996 it will be able to pass raw material cost increases of approximately up to 10% on to its customers, as will its competitors. However, the Company believes that substantial price increases of over 10% might have a negative impact on demand for all cheese purchases by consumers and may be borne in part by the Company, thereby reducing earnings.

Liquidity; Capital Resources

     The major providers of cash for 1995 came from net earnings and the decrease in accounts receivable. On March 27, 1995, the Company redeemed its subordinated note payable and common stock purchase warrants for $3,000,150 and accrued interest of $42,750. The majority of the funds for the redemption came from the issuance of $2,250,000 of 7.5% cumulative preferred stock on March 22, 1995, which resulted in net proceeds of approximately $2,000,000. The securities are convertible into common stock of the Company at a conversion price of $7 3/8 for five years, at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock. On March 27, 1995, the Company used the proceeds (along with cash made available through the Company's revolving credit facility) to repurchase $3 million in subordinated debt and 353,895 warrants.

     Fixed asset acquisitions for 1995 were $995,196 mainly due to the purchase of a high-speed slicer at the Company's MDFC facility. Proceeds from the sale of fixed assets were $452,812 due to the sale of equipment and buildings at the MDFC facility in connection with the closing of the skim milk cheese operation.

     As of February 28, 1996 the Company had approximately $5,200,000 available on its $15,500,000 revolving credit facility and $3,500,000 available on its equipment credit facility which both expire in 1998. The Company expects that this credit facility will give the Company sufficient means to finance anticipated working capital and equipment requirements (See Note H to the Consolidated Financial Statements.) As a result of the Company's restructuring announced in December, 1994, the Company was in default under the revolving credit facility. The lender waived the default as of December 31, 1994, and modified those covenants as of January 1, 1995. The Company has been in compliance since January 1, 1995.

     The consolidated statement of cash flows for the year ended December 31, 1994 is not comparable to prior years due to the sale of 65% of MFI.

     The major providers of cash for 1994 were from the sale of MFI, decreased inventory, and income tax refunds. On February 17, 1994, the Company sold common stock representing 65% of the outstanding shares of MFI resulting in net cash received of $3,530,013. The Company's inventory decreased by $2,105,000 primarily due to tighter control of inventory levels. The Company received income tax refunds of approximately $1,015,000 due to the federal and state carry-back claims associated with the 1993 pre-tax loss of $5,163,148. Cash provided during 1994 decreased the borrowings of the Company by approximately $9,000,000 in 1994.

     The major uses of cash for 1993 were to fund increased accounts receivable, inventory, property, plant and equipment and 1993 losses. These expenditures were financed by the increase in accounts payable and net increased drawings under the Company's bank credit line. The accounts receivable and accounts payable increases of $5,104,710 and $5,388,186 respectively are primarily attributable to the December, 1993 sales of $5,621,294 for MCT, as compared to $2,247,300 in December, 1992 for MCT and purchases of $5,440,395 for MCT in December, 1993, as compared to $2,203,151 in December, 1992 for MCT. Additionally impacting the increased accounts receivable and accounts payable respectively, are increased sales for the Alpine Lace Branded Division of $1,169,951 from $7,780,297 in December, 1992 to $8,950,248 in December, 1993 and
increased purchases of $2,514,583 from $5,140,955 in December, 1992 to $7,655,538 in December, 1993. The Company's inventory increased by $1,824,507 due primarily to the increased levels of inventory needed at club store distribution centers and increased skim milk cheese used to produce the Company's fat free cheese products. In 1993, the Company increased property, plant and equipment by principally utilizing its equipment credit facility for $520,000 and incurred capital lease obligations of $440,426. Increased drawings under the Company's revolving credit facility provided $5,321,732 in 1993 to finance cash needs.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             ALPINE LACE BRANDS, INC.
                                           INDEX TO FINANCIAL STATEMENTS

                                                                           Page

         Report of Independent Certified Public
                  Accountants                                               F-2

         Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                           December 31, 1995 and 1994                       F-3

                  Consolidated Statements of Operations
                           for the Three Years Ended
                           December 31, 1995, 1994 and 1993                 F-5

                  Consolidated Statement of Stockholders'
                           Equity (Deficiency) for the Three Years
                           Ended December 31, 1995, 1994 and 1993           F-6

                  Consolidated Statements of Cash Flows
                           for the Three Years Ended
                           December 31, 1995, 1994 and 1993                 F-7

                  Notes to Consolidated Financial Statements                F-9

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers of the Company contained in the Company's Proxy Statement for its Annual Meeting to be held on May 16, 1996, to be filed within 120 days of December 31, 1995 pursuant to Regulation 14A under the Securities Act of 1934 (the "Company's 1996 Proxy Statement") is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information regarding remuneration of and transactions with management in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The  information   regarding  ownership  of  the  Company's  securities  by
management and certain other beneficial owners in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding relationships and related transactions with management and others in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND
                      REPORTS ON FORM 10-K.

         (a)      Financial Statements:

                    The following consolidated financial statements of
                       Alpine Lace Brands, Inc. and Subsidiaries required by Part II, Item 8, are included in Part IV of this report.

                                                                            PAGE

                          -       Report of Independent Certified Public
                                  Accountants.                               F-2

                          -       Consolidated Balance Sheets as of
                                  December 31, 1995 and 1994.                F-3

                          -       Consolidated Statements of Operations
                                  for the Three Years Ended December
                                  31 1995, 1994 and 1993.                    F-5

                          -       Consolidated Statement of Stock-
                                  holders' Equity (Deficiency) for the
                                  Three Years Ended December 31,
                                  1995, 1994 and 1993.                       F-6

                          -       Consolidated Statements of Cash
                                  Flows for the Three Years Ended
                                  December 31, 1995, 1994 and 1993.          F-7

                          -       Notes to Consolidated Financial
                                  Statements.                                F-9

Schedules other than those listed above have been omitted as not being required or because the information required to be submitted has been included in the financial statements or notes thereto.

        (b) The Company filed the following Reports on Form 8-K during the last quarter of 1995:

                          -       None

        (c)      Exhibits:

                         (3.1)    Certificate of Incorporation, as
                                  amended

                         (3.2)    By-Laws8

                     (4.1) (a)    Loan and Security Agreement, dated
                                  March 3, 1993, among Barclays Busi-
                                  ness Credit, Inc., the Company,
                                  Market Cheese Traders, Inc., and
                                  Mountain Farms, Inc.8

                           (b)    $1,000,000 Secured Promissory Note
                                  (Term Loan), dated March 3, 1993,
                                  from the Company, Market Cheese
                                  Traders, Inc., and Mountain Farms,
                                  Inc. to Barclays Business Credit,
                                  Inc.8

                           (c)    $3,500,000 Secured Promissory
                                  Note (Equipment Loan), dated
                                  March 3, 1993, from the Company,
                                  Market Cheese Traders, Inc.,
                                  and Mountain Farms, Inc. to
                                  Barlcays Business Credit, Inc.8

                         (4.2) Registration Rights Agreement, dated March 21, 1995, between the Company and the holders designated therein10

                     (10.1)(a)    Agreement, dated July 18, 1988,
                                  regarding supply of PreMonde
                                  Alpine Lace Swiss Cheese1

                           (b)    Amendment to Agreement, dated
                                  March 1, 1994 regarding supply of
                                  PreMonde Alpine Lace Swiss Cheese9

                        (10.2)    Employment Agreement, dated
                                  January 4, 1993, between the
                                  Company and Carl T. Wolf8

                     (10.3)(a)    Employment Agreement, dated
                                  February 24, 1986, between the
                                  Company and Kenneth E. Meyers8

                           (b)    Amendment, dated December 10,
                                  1986, between the Company and
                                  Kenneth E. Meyers amending the
                                  terms of Exhibit 10.3(a)8

                           (c)    Second Amendment, dated as of
                                  January 1, 1988, between the
                                  Company and Kenneth E. Meyers
                                  extending the term of Exhibits
                                  10.3(a) and 10.3(b)2

                           (d)    Third Amendment dated December
                                  5, 1989, between the Company
                                  and Kenneth E. Meyers extending
                                  and amending the terms of
                                  Exhibits 10.3(a), 10.3(b) and
                                  10.3(c)5

                           (e)    Amendment, dated November 8,
                                  1991, between the Company and
                                  Kenneth E. Meyers extending the
                                  term of Exhibit 10.3(a), 10.3(b),
                                  10.3(c) and 10.3(d)7

                           (f)    Employment Agreement, dated January
                                  1, 1995, between the Company and
                                  Kenneth E. Meyers11

                        (10.4)    Employment Agreement, dated
                                  January 4, 1993, between the
                                  Company and George Wenger8

                     (10.5)(a)    Lease and Lease Modification, both
                                  dated November 1, 1988, between
                                  Dunnell Associates and First World
                                  Cheese, Inc.4

                           (b)    Lease dated July 31, 1990,
                                  between Dunnell Associates and
                                  First World Cheese, Inc.5

                           (c)    Lease Modification, dated December
                                  30, 1992, between Dunnell Asso-
                                  ciates and Alpine Lace Brands, Inc.
                                  (Formerly First World Cheese, Inc.)8

                           (d)    Lease Modification, dated March 23,
                                  1995, between Dunnell Associates, and
                                  Alpine Lace Brands, Inc.11

                        (10.6)    1987 Stock Option Plan (As
                                  Amended)

                        (10.7)    Agreement, dated July 28, 1988,
                                  regarding recipes and tradenames
                                  for Marolf Dakota Farms Longhorn
                                  Cheddar Cheese and Longhorn
                                  Colby Cheese4

                        (10.8)    Stock Purchase Agreement, dated
                                  as of November 7, 1989, among
                                  Marolf Dakota Farms Cheese, Inc.,
                                  and Michael F. Marolf, plus First
                                  Amendment to Stock Purchase
                                  Agreement, dated as of November
                                  27, 1989 3

                        (10.9)    Asset Purchase Agreement dated
                                  April 16, 1990, as amended by
                                  First Amendment dated May 21,
                                  1990, between the Company,
                                  Gamay Foods, Inc. and Dr. Aly
                                  Gamay5

                       (10.10)    Restricted Special Stock Warrant
                                  dated May 21, 1990, from the
                                  Company to Gamay Foods, Inc.5

                    (10.11)(a)    Gamay License Agreement dated
                                  May 21, 1990, among the
                                  Company, Gamay Foods, Inc. and
                                  Dr. Aly Gamay5

                           (b)    Modification of License Agreement
                                  dated February 24, 1995, between
                                  the Company, Gamay Foods and
                                  Dr. Aly Gamay10

                           (c)    SIM-GT License Agreement dated
                                  November 1, 1995, among the
                                  Company and SIM-GT Licensing
                                  Corporation.

                    (10.12)(a)    Independent Consulting Agreement,
                                  dated May 21, 1990, between the
                                  Company and Dr. Aly Gamay5

                           (b)    Modification of Independent
                                  Consulting Agreement, dated May
                                  14, 1993, between the Company
                                  and Dr. Aly Gamay9

                           (c)    Modification of Independent
                                  Consulting Agreement, dated
                                  February 24, 1995, between the
                                  Company and Dr. Aly Gamay
                                  (See 10.12b above)10

                       (10.13)    Restricted Special Stock Warrant,
                                  dated May 28, 1991, from the
                                  Company to Pleasant View Cheeses
                                  Corporation (amended and
                                  restated)6

                    (10.14)(a)    Stock Purchase Agreement, dated
                                  January 20, 1994, between the
                                  Company and Simplot Dairy Products,
                                  Inc.9

                           (b)    Supply and Conversion Agreement,
                                  dated February 17, 1994, between
                                  the Company and Mountain Farms, Inc.9

                           (c)    First Option to Purchase Stock, dated
                                  February 17, 1994, between the Company
                                  and Simplot Dairy Products, Inc.9

                           (d)    Noncompete Agreement, dated February
                                  17, 1994, between the Company and
                                  Simplot Dairy Products, Inc.9

                       (10.15) Securities Purchase Agreement, dated March 24, 1995, between the Company and RFE Investment Partner IV L.P.10

                          (11)    Computation of Earnings (Loss) per
                                  Share of Common Stock

                          (21)    Subsidiaries of Registrant

                          (23)    Consent of Independent Certified
                                  Public Accountants

1. Indicates that the exhibit is incorporated by reference to the indicated exhibit of Post-Effective Amendment No. 2 to the Registration Statement on Form S- 18 of the Company, Registration No. 33-4622-NY.

2. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Annual Report on Form 10-K of the Company, for the fiscal year ended December 31, 1988.

3. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Current Report on Form 8-K of the Company, dated January 10, 1990.

4. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Annual Report on Form 10-K of the Company, for the fiscal year ended December 31, 1989.

5. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Annual Report on Form 10-K of the Company, for the fiscal year ended December 31, 1990.

6. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1991.

7. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the annual report on form 10-K of the Company, for the fiscal year ended December 31, 1991.

8. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the annual report on form 10-K of the Company, for the fiscal year ended December 31, 1992.

9. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the annual report on form 10-K of the Company, for the fiscal year ended December 31, 1993.

10. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the annual report on form 10-K of the Company, for the fiscal year ended December 31, 1994.

11. Indicates that the exhibit is incorporated by reference to the indicated exhibit of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.

                       This page left blank intentionally.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Alpine Lace Brands, Inc.

We have audited the accompanying consolidated balance sheets of Alpine Lace Brands, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpine Lace Brands, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/S/Grant Thornton LLP
GRANT THORNTON LLP

Parsippany, New Jersey
February 9, 1996

                            Alpine Lace Brands, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

ASSETS (substantially pledged - Note H) ..........          1995          1994

CURRENT ASSETS
    Cash and cash equivalents (Note A-7) .........   $   459,610   $   438,414
    Accounts receivable - net ....................    13,068,356    16,228,784
    Inventories (Notes A-3 and C) ................     6,213,256     5,447,502
    Prepaid expenses and other
    current assets (Note K) ......................       681,445       802,004

           Total current assets ..................    20,422,667    22,916,704

PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization
    (Notes A-4, B and E) .........................     2,335,654     1,928,583

ASSETS HELD FOR SALE (Note G) ....................                     265,800

OTHER ASSETS
    Note receivable -
    Mountain Farms, Inc.(Note F) .................     1,675,948     1,675,948
    Trademarks, trade names and technology,
      less accumulated amortization of
      $865,061 and $709,802 in 1995 and 1994,
      respectively ...............................     1,556,240     1,709,451
    Notes receivable (Note J) ....................        16,035        30,420
    Other ........................................       270,157       409,609

                                                       3,518,380     3,825,428

                                                     $26,276,701   $28,936,515

The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

LIABILITIES AND STOCKHOLDERS EQUITY ............           1995           1994

CURRENT LIABILITIES
   Current maturities of long-term
   debt (Note H) ...............................                   $  1,385,846
   Accounts payable ............................   $ 12,844,895      14,610,852
   Accrued expenses and other ..................      1,995,784       2,565,802
   Income taxes payable (Note I) ...............        379,824          10,450
   Current maturities of obligations under
   capital leases (Note E) .....................        143,083         178,815

          Total current liabilities ............     15,363,586      18,751,765

LONG-TERM OBLIGATIONS, less current maturities
   Long-term debt (Note H) .....................      5,325,945       9,547,581
   Obligations under capital leases (Note E) ...        409,561         592,121
   Other long-term liability (Note G) ..........         82,362         576,531

                                                      5,817,868      10,716,233

COMMITMENTS AND CONTINGENCIES (Notes J, K,
    L, M and N)

STOCKHOLDERS EQUITY (DEFICIENCY)
(Notes A-5, M and N)
    Preferred stock, par value $.01 per share;
       authorized 1,000,000 shares; 45,000
       shares issued and outstanding in 1995;
       at liquidation amount of $50 per share ..      2,250,000
    Common stock, par value $.01 per share;
       authorized 10,000,000 shares; issued and
       outstanding, 5,050,136 shares in 1995 and
       5,012,419 in 1994 .......................         50,501          50,124
    Additional paid-in capital .................      2,611,966       3,129,888
    Retained earnings (deficit) ................        182,780      (3,711,495)

                                                      5,095,247        (531,483)

                                                   $ 26,276,701    $ 28,936,515

The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                          1995            1994             1993

Net sales (Notes J and O) ........ 145,043,395   $ 132,354,808    $ 180,745,614
Cost of goods sold (Notes J and O) 109,219,994      99,519,951      144,645,780

          Gross profit ...........  35,823,401      32,834,857       36,099,834

Operating expenses
   Selling .......................  25,616,294      25,616,706       33,227,228
   Administrative ................   4,854,554       4,546,505        6,302,877
   Restructuring charge (Note G) .                   2,640,238
   Write-down of Mountain Farms,
      Inc. (Note F) ..........                       1,517,757

                                    30,470,848      34,321,206       39,530,105
          Operating profit (loss) .. 5,352,553      (1,486,349)      (3,430,271)
Interest expense - net (Note P) ....   995,649       1,583,040        1,732,877
          Earnings (loss) before
             income tax provision
             (benefit) and
             extraordinary item ..   4,356,904      (3,069,389)      (5,163,148)
Income tax provision (benefit)
          (Notes A-6 and I) ........   444,876          53,600       (1,122,894)
          Earnings (loss) before
          extraordinary item .....   3,912,028      (3,122,989)      (4,040,254)
Extraordinary item
    Gain from extinguishment of debt,
      net of income
      taxes of $7,451 (Note H) ....    103,760


          NET EARNINGS (LOSS) .....  4,015,788      (3,122,989)      (4,040,254)

Preferred stock dividends .........    121,513


    Net earnings (loss) applicable
    to common shareholders       $   3,894,275   $  (3,122,989)   $  (4,040,254)

Earnings (loss) per share of
   common stock (Note A-5)
   Earnings (loss) before
   extraordinary item .........  $         .72   $        (.62)   $        (.81)
   Extraordinary item .........            .02            --               --

          Net earnings (loss)
          per share ...........  $         .74   $        (.62)   $        (.81)

Weighted average number of
    common and common
    equivalent shares
    outstanding ...............      5,289,275       5,012,419        5,012,419

The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

                  Years ended December 31, 1995, 1994 and 1993

                                                   Additional Retained
                       Preferred Common    stock   paid-in    earnings
                       stock     Shares    Amount  capital   (deficit)    Total

Balance at
December 31, 1992                5012419 $ 50124  $ 3149487  $ 3451748 $6651359

Stock issuance expense                               (19599)             (19599)
Net loss for the year
   ended December 31,
   1993                                                       (4040254)(4040254)

Balance at December 31,
   1993                          5012419   50124    3129888    (588506) 2591506

Net loss for the year
   ended December 31,
   1994                                                       (3122989)(3122989)

Balance at December 31,
   1994                          5012419   50124    3129888   (3711495) (531483)

Proceeds from preferred
   stock offering, net
   of offering costs of
   $234,768         $ 2250000                       (234768)            2015232
Warrants received on debt
   repurchase                                       (212337)            (212337)
Reduction in nonemployee
   stock option                                     (275386)            (275386)
Exercise of stock options,
   including income
   tax benefit of $29,000          37717     377     204569              204946
Preferred stock dividends                                      (121513) (121513)
Net earnings for the year
   ended December 31, 1995                                     4015788  4015788

Balance at December 31,
   1995             $ 2250000  $ 5050136 $ 50501  $ 2611966  $  182780 $5095247

The accompanying notes are an integral part of this statement.

                            Alpine Lace Brands, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                  1995        1994         1993

Cash flows from operating activities
   before the reclassification
   of the net assets of Mountain
   Farms, Inc. at December 31,
   1993 (Notes A-1 and F)
     Net earnings (loss)                   $ 4,015,788 $(3,122,989) $(4,040,254)
     Adjustments to reconcile net
     earnings (loss) to net cash
       used in operating activities
         Write-down of Marolf Dakota
         Farms fixed assets                              1,251,618
         Write-down of investment
           in Mountain Farms, Inc.
           and escrow accounts receivable                1,333,696
         Write-down of Marolf Dakota
           Farms trademark                                 243,680
         Extraordinary item                   (103,760)         --           --
         Depreciation and amortization         566,251     824,369    1,035,930
         Deferred taxes                                                (139,629)
         Provision for losses
           on accounts receivable              200,884     150,956       33,448
         (Gain) loss on sale of fixed assets    24,233      (3,718)       1,574
         Changes in operating assets and
           liabilities
           Accounts receivable               2,959,544  (1,107,663)  (5,104,710)
           Inventories                        (765,754)  2,104,792   (1,824,507)
           Prepaid expenses and
           other current assets                120,559     112,546    1,117,409
           Refundable income taxes                  --   1,014,795     (887,550)
           Other assets                        139,452     184,425      412,298
           Accounts payable                 (1,765,957)  1,519,095    5,388,186
           Accrued expenses and other         (570,018)  1,139,589      115,739
           Income taxes payable                369,374      30,430       23,010
           Other long-term liability          (494,169)    576,531

                                               680,639   9,375,141      171,198

       Net cash provided by (used in)
           operating activities              4,696,427   6,252,152   (3,869,056)

Cash flows from investing activities
   Proceeds from notes receivable               14,385      12,907       11,577
   Proceeds from sale of Mountain Farms, Inc.       --   3,530,013
   Purchase of property, plant and equipment  (995,196)   (275,701)  (1,045,664)
   Payments for trademarks, trade names
     and technology                             (2,047)    (56,281)     (81,495)
   Proceeds from sale of fixed assets          452,812                   30,200

       Net cash (used in) provided by
           investing activities               (530,046)  3,210,938   (1,085,382)

                            Alpine Lace Brands, Inc.

                             Year ended December 31,

                                                  1995        1994         1993

Cash flows from financing activities
   Payment of obligations under
   capital leases                         $   (218,292) $ (191,943) $  (200,773)
   Costs from issuance or reduction
      of common stock,
      options and warrants                    (275,386)                 (19,599)
   Preferred stock dividends                  (121,513)
   Payments of notes payable                (5,721,172) (9,071,670) (10,591,458)
   Proceeds from exercise of stock
      options                                  175,946
   Net proceeds from issuance of
      preferred stock                        2,015,232
   Net borrowings under long-term
      agreement                                                      15,913,190


          Net cash (used in) provided
          by financing activities           (4,145,185) (9,263,613)   5,101,360

          NET INCREASE IN CASH AND
              CASH EQUIVALENTS                  21,196     199,477      146,922

Cash and cash equivalents at
   beginning of year                           438,414     238,937      149,430

Cash and cash equivalents at
   end of year                            $    459,610 $   438,414 $    296,352

Supplemental disclosures of cash
   flow information:
   Cash paid during the year for
      Interest                            $  1,177,079 $ 1,602,511 $  1,580,394

      Income taxes                        $     59,549 $   103,246 $     31,296

In connection with the sale of 65% of the outstanding shares of Mountain Farms, Inc. in February 1994, the Company has a note receivable in the amount of $1,675,948 (Note F).

Capital lease obligations of $61,466, and $440,426 were incurred for the purchase of equipment in 1994 and 1993, respectively (Note E).

Cash and cash equivalents at the beginning of 1994 excludes $57,415 of cash relating to MFI.

The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Business and Principles of Consolidation

     The consolidated financial statements include the accounts of Alpine Lace Brands, Inc. (the Company) and its wholly-owned subsidiaries, MCT Dairies, Inc. (MCT) and Marolf Dakota Farms Cheese, Inc. (MDFC). Included in the 1993 statement of operations were the accounts of Mountain Farms, Inc. (MFI). On February 17, 1994, the Company sold 65% of MFI. All material intercompany accounts and transactions have been eliminated.

     The Company is engaged in the development, marketing and distribution of branded cheeses and other specialty food products. Sales of these products are primarily to supermarket chains, food distributors and delicatessens located throughout the United States. MCT is engaged in cheese and dairy products commodity trading. Prior to 1995, MDFC produced skim milk cheese used by the Company in its fat free product line. In addition, MDFC converted and packaged MDFC brand Colby, Cheddar, and Monterey Jack cheeses marketed by the Company. MDFC currently converts and packages Alpine LaceR brand dairy case sliced cheeses. As a result of a restructuring of the Companys operations (Note G) in December 1994, MDFC no longer produces skim milk cheese used by the Company and terminated its MDFC product line.

     2.  Revenue Recognition

     Sales and related cost of sales are recognized upon shipment of products. Promotional allowances are charged to selling expense.

     3.  Inventories

     Inventories consisting primarily of bulk cheese, cheese products held for resale, raw materials and packaging supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE A (continued)

     4.  Property, Plant and Equipment

     Property, plant and equipment are depreciated over periods sufficient to relate the cost of such assets to operations over the following estimated service lives:

Building and improvements .......   25-31 years
Leasehold improvements ..........   3-20 years
Furniture, fixtures and equipment   3-10 years

     The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes; but accelerated methods are generally used for tax purposes.

     5.  Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per share of common stock was computed by dividing net earnings (loss) after deducting preferred dividend requirements, by the weighted average number of shares of common stock and common equivalent shares outstanding during the period, including the dilutive effect of warrants and stock options outstanding, if applicable.

     6.  Income Taxes

     The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes are recognized in the accompanying financial statements because of differences between financial and tax reporting.

     7.  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE A (continued)

     8.  Slotting Fees

     Through December 31, 1992, the Company deferred and amortized, over a one-year period, the one-time costs that its customers charged to include a new product in their distribution system (slotting fees). The Company restructured its branded cheese division during the first quarter of 1993 and in connection with the restructuring altered its marketing strategy and ceased deferring and amortizing slotting fees. The effect of this change in estimate was to increase the pretax loss for the year ended December 31, 1993 by approximately $286,000. Slotting fees expensed in 1995, 1994 and 1993 were approximately $542,000, $410,000 and $1,271,000, respectively.

     9.  Capital Leases

     Capital leases are recorded at the present value of future lease payments. These leases are amortized over their primary term.

    10.  Other Assets

     The costs of patents, trademarks, trade names and technology acquired are amortized by the straight-line method over their estimated useful lives, up to 20 years.

    11.  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    12.  Fair Value of Financial Instruments

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Companys long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE B - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                        1995           1994

Leasehold improvements .......................   $   106,176    $    45,914
Furniture, fixtures and equipment ............     2,389,337      1,541,200
Equipment under capital lease ................       973,795      1,052,544
Land, building and improvements ..............       289,314        346,000

                                                   3,758,622      2,985,658
Less accumulated depreciation and amortization    (1,422,968)    (1,057,075)

                                                 $ 2,335,654    $ 1,928,583

     See Note G as to MDFC plant and equipment write-downs which are shown as reductions to the costs of the assets.

NOTE C - INVENTORIES

   Inventories are summarized as follows:

                           1995         1994

Cheese inventory .   $5,880,513   $4,986,691
Packaging supplies      332,743      460,811

                     $6,213,256   $5,447,502

     In connection with the purchase of cheese for anticipated manufacturing requirements, the Company purchases cheese futures and options as deemed appropriate to reduce the risk of future cheese price increases. These futures and options are accounted for as hedges. Under hedge accounting, gains and losses are deferred and recognized in the cost of goods sold as part of the product cost. The Company can be exposed to losses in the event of nonperformance by the other parties to the futures or options. However, the Company does not anticipate nonperformance by the parties. At December 31, 1995, the Company did not own any futures and options contracts.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE D - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which gives companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided in APB Opinion 25, Accounting for Stock Issued to Employees (APB No. 25) or the fair market value-based method provided in SFAS No. 123. These statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to use the intrinsic value-based method provided in APB No. 25, to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

NOTE E - CAPITALIZED LEASES

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1995:

Year ended December 31,
     1996                                     $183,215
     1997                                      169,105
     1998                                      163,345
     1999                                      122,583
     2000                                        9,164

Net minimum lease payments ................    647,412
Less amount representing interest .........     94,768

Present value of net minimum lease payments   $552,644

Current portion ...........................   $143,083
Noncurrent portion ........................    409,561

                                              $552,644

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE E (continued)

     Accumulated amortization of equipment under the capital leases at December 31, 1995 and 1994 approximated $421,000 and $436,000, respectively.

 NOTE F - MOUNTAIN FARMS, INC.

     On February 17, 1994, the Company sold common stock representing 65% of the outstanding shares of MFI. After the sale, MFI owed the Company $1,675,948, which is evidenced by an unsecured note payable due ten years from closing with accrued interest at LIBOR plus 1/4%. The sales proceeds, net of expenses, approximated the Companys proportionate investment in MFI at December 31, 1993. In addition, the Company entered into a three-year supply agreement with MFI whereby MFI was to convert products for the Company in an amount not less than 3,000,000 pounds annually.

     In December 1994, in connection with a restructuring of the Companys operations (Note G), the Company terminated the supply agreement with MFI. In addition, based on an evaluation of the recoverability of its investment in MFI, the Company recorded a charge of $1,517,757 to write down to zero the carrying value of its investment and certain related assets in MFI and related expenses.

     During 1995, MFI continued to incur operating losses and the Company was notified that MFI was closing its production facility and restructuring its business (including converting cheese at an affiliate of MFI) in an attempt to improve operations. Although MFI has taken steps that it believes will improve operations, there can be no assurance that they will be successful and it is reasonably possible that, in the near term, the Company may incur a loss on the MFI note of $1,675,948. The Company is pursuing its alternatives in receiving full value of the note.

     The following summarizes certain selected data of MFI for the year ended December 31, 1993:

Net sales ..............   $ 50,924,327

Operating loss .........   $ (1,043,876)

Loss before income taxes   $ (1,244,132)

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE G - RESTRUCTURING CHARGE

     In December 1994, the Company  approved a restructuring  plan in connection relating to its Alpine Lace fat free products. In addition, MDFC cheese products converted and packaged at MDFC were discontinued in December 1994. In connection with the restructuring, the Company, in January 1995, closed its skim milk cheese production facility at MDFC and terminated its supply agreement with MFI, and will utilize other manufacturers to perform these functions. As a result of the restructuring, all cheese production is performed at outside suppliers. Included in the restructuring charge is a write-down of the MDFC plant and equipment of $1,252,000, the write-down of the MDFC trademark of $244,000, termination pay obligations of $55,000, an accrual of $1,070,700 relating to the cancellation of the supply agreement with MFI which is payable in 26 monthly installments commencing January 1995 and other items of $18,000. In 1995, the Company sold the assets of MDFC not used at their carrying value.

NOTE H - LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 consists of:

                                                              1995          1994
Notes payable to bank (a) ............................ $ 5,325,945   $ 6,995,218
Subordinated note payable (less unamortized debt
    discount of $70,429) (b) .........................                 2,929,571
Note payable to bank (repaid in April 1995) ..........                   396,551
Note payable to bank (repaid in April 1995) ..........                   593,024
Obligations payable, principally to various MDFC
    creditors, payable in various quarterly and annual
    payments with a final payment in 1995 ............                    19,063

                                                         5,325,945    10,933,427
Less current maturities ..............................        --       1,385,846

                                                       $ 5,325,945   $ 9,547,581

     As of December 31, 1995, the outstanding long-term debt matures in 1998.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE H (continued)

     (a) The bank credit facility provides for revolving credit loans up to $15,500,000 through March 1998 subject to availability of eligible accounts receivable and inventory; and the availability of up to $3,500,000 to purchase equipment subject to certain limitations through March 1998. The credit facility contains certain covenants and restrictions on capital expenditures, indebtedness, the declaration of future dividends and maintenance of certain financial ratios, including working capital, adjusted tangible net worth, current ratio and cash flow. Interest on the revolving credit loan is payable monthly at the banks base rate (8.5% at December 31, 1995) plus 1/2%, and a facility fee of 3/16% is payable on the unused balance. The borrowings are collateralized by all assets of MCT and the Company. In connection with the sale of 65% of MFI on February 17, 1994, the Company paid to the bank approximately $3,653,000 from the proceeds from the sale of MFI and the bank released its security interest in the assets of MFI.

     (b) On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in a net extraordinary gain of $103,760 to the Company. A portion of the funds for the redemption came from the issuance of $2,250,000 of convertible preferred stock (Note N) on March 22, 1995.

NOTE I - INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of:

                                             1995           1994           1993

Current
    Federal .......................   $   405,654    $    10,000    $  (941,736)
    State .........................        46,673         43,600        (41,529)
                                          452,327         53,600       (983,265)
Deferred income taxes
    Federal .......................                                    (119,449)
    State ...................... ..                                     (20,180)
                                                                       (139,629)
                                         $452,327(a) $    53,600    $(1,122,894)

       (a)  Includes $7,451 net in extraordinary item.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE I (continued)

     The Companys income tax benefit for the year ended December 31, 1993 is comprised of Federal and state carryback claims to prior years resulting in a refund of $983,265 and the reversal of $139,629 of prior year deferred income taxes which were reversed due to available income tax carryforwards. During the year ended December 31, 1995, income tax expense was reduced by approximately $414,000 resulting from the benefit of utilizing net operating loss carryforwards.

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Deferred tax assets and liabilities at December 31, 1995 and 1994 consist of the following:

                                                        1995         1994

Deferred tax assets
    Allowance for doubtful accounts ...........   $   17,210   $   79,465
    Capitalized inventory costs ...............        8,638        6,949
    Capitalized package design cost ...........       72,328       81,991
    Alternative minimum tax credit carryforward       27,828       60,993
    Charitable contributions ..................       12,768         --
    Net operating loss carryforward ...........       26,602      362,223
    Cancellation of contract ..................       10,063      428,280
    Write-down of assets ......................         --        446,602
    Inventory reserve .........................       96,918       97,276
    Patent amortization .......................       88,484       82,344
    Other .....................................         --          8,410

        (carried forward) .....................      360,839    1,654,533

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE I (continued)

                                                           1995           1994

        (brought forward) .......................   $   360,839    $ 1,654,533

Deferred tax liabilities
    Depreciation of property, plant and equipment       149,156        390,694
    Deferred inventory profit ...................        22,893         52,052

                                                        172,049        442,746

Net deferred tax asset ..........................       188,790      1,211,787
Less valuation allowance ........................      (188,790)    (1,211,787)

                                                    $         -    $         -

     During the year ended December 31, 1995, the change in the valuation allowance was approximately $1,023,000.

     The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of earnings are as follows:

                                                 1995       1994       1993

Statutory Federal income tax rate ........       34.0%     (34.0)%    (34.0)%
State income taxes, net of Federal benefit         .7         .9       (1.1)
Permanent differences ....................         .6       (1.1)        .7
Write-down of investment in MFI ..........         --       16.5
Alternative minimum tax credit ...........       (1.1)        .3
Change in deferred tax valuation allowance      (22.9)      19.3       12.0
Other ....................................       (1.2)       (.2)

Effective tax rate .......................       10.1%       1.7%     (22.4)%

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE J - RELATED PARTY TRANSACTIONS

     Market Finders Brokerage, Inc. (MFBI) is a company 100%-owned by a Director and Vice President of the Company and wife of the President and principal stockholder of the Company. MFBI and the Director introduced the Company to a broker and receives a percentage commission from the broker (subject to a specified minimum and maximum) based on commissions generated by this business.

     During the years ended December 31, 1995, 1994 and 1993, the Company made purchases of $126,729, $181,742 and $233,706, respectively, from MFBI. In addition, during the years ended December 31, 1995, 1994 and 1993, the Company had sales of $115,632, $155,210 and $205,574, respectively, to MFBI. Commissions paid to the purchaser of MFBIs commission brokerage business amounted to $231,370, $215,258 and $309,602, respectively, during the years ended December 31, 1995, 1994 and 1993.

     In December 1991, MCT loaned its current president $65,000 which will be repaid over five years at an interest rate of 11%. As a condition of the loan the president purchased all the outstanding common stock of Herbloc Inc. (Herbloc) for $60,000, and entered into a five-year supply agreement through December 31, 1996 with MCT, which is automatically renewed for an additional five years unless MCT elects to terminate. The supply agreement guarantees that each year MCT will either purchase at least 86% of Herblocs "quota share" for cheese and cheese products, or notify Herbloc by September 15 of such year of the amount of each "quota share" which MCT does not yet plan to purchase during such year imported by Herbloc. MCT has guaranteed Herbloc an aggregate mark-up of $18,000 per year during the initial five-year term. The Company estimates its purchase commitment for 1996 amounts to approximately $350,000.

NOTE K - COMMITMENTS AND CONTINGENCIES

     The Company leases administrative offices for annual rentals totalling approximately $139,000 and expiring on April 30, 2000. The lease provides for escalation charges for operating expenses and real estate property taxes.

     The Company had a one-year agreement with a public warehouse to provide refrigerated warehouse space for a minimum monthly fee of $20,000 which expired on January 22, 1996. The Company is currently renegotiating this arrangement.

     The Company is a party to an agreement for the manufacture of Alpine LaceR reduced fat swiss cheese. The initial term of the agreement continues to December 31, 2000, with five-year renewal

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE K (continued)

periods thereafter unless terminated by either party. The price to be paid by the Company is based on a specified commodity block market price on the date the product is manufactured plus a fixed premium (subject to periodic adjustment by mutual agreement). Although the manufacturer is to be the primary source of supply of this product, the Company is not obligated to purchase any specific quantities of the product. As part of the cheese manufacture agreement, the Company made a $300,000 advance to the manufacturer, which the manufacturer may use at any time to credit the Companys current obligation. The $300,000 advance must be maintained at all times during the duration of this agreement.

     The Company has an employment agreement with its President providing for a minimum annual base salary of $275,000. The term of the agreement is through January 4, 1999. The Company has two agreements with officers that expire in April and December 1996, respectively, and four agreements with officers that expire January 4, 1997. The terms of the agreements provide for minimum salaries totalling $753,000. The agreements automatically renew at the end of the period, in the absence of specified advance notice of intention not to renew and automatically renew upon a change in control of the Company.

     The Company is a party to a consulting agreement expiring on November 7, 1999. The consulting fee is based upon varying rates per pound produced, by or for the Company or any of its affiliates, of certain of the Companys cheese products up to a maximum of $375,000 per year. The minimum payment required in the agreement is $132,000 per year.

     The Company has a two-year consulting agreement with a former officer of the Company expiring in October 1996. The consulting fee is $50,000 per year.

     In connection  with the  acquisition of certain rights and technology  from
Gamay Foods, Inc. (Gamay), the Company entered into a consulting agreement with the principal shareholder of Gamay for an initial term of ten years expiring on May 21, 2000. The consulting fee is $200,000 per year. The Company also pays Gamay a royalty based on pounds sold of its Fat Free and Low-Fat cheese products. On February 24, 1995, the Company and Gamay modified this agreement as follows: (i) the consulting agreement was extended for another four-year term expiring on May 20, 2004 at a fee of $100,000 per year; (ii) the royalty payments were extended for a four-year term from the original fifteen-year period; (iii) in the event the Company receives any licensing revenues, the Company shall pay to Gamay a licensing royalty of 25% of the Companys net licensing revenue; and (iv) the Company has a call option whereby, upon the sale of the Companys branded division, the Company can cancel all agreements with Gamay and the Company shall pay to Gamay the greater of 7% of the sales proceeds or $6,000,000.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE K (continued)

     The Company has marketing commitments through December 31, 1997. These commitments provide for the Company to make payments on a quarterly basis totalling $200,000 and $225,000 per year in 1996 and 1997, respectively. The Company has the right to cancel the 1997 commitment after giving proper notification.

NOTE L - RETIREMENT PLAN

     The Company has a deferred contribution 401(k) plan. Eligible participants may contribute a fixed weekly dollar amount or a percentage of their basic annual salary as contributions. The Company may contribute to the Plan at the discretion of the Board of Directors. The Company has not made any contributions to the Plan.

NOTE M - STOCK OPTION PLAN

     The Company has a stock option plan (the Plan) for its employees and directors. Under the Plan, 1,000,000 shares of the Companys common stock are reserved for issuance. The options issued to date generally become exercisable over three years commencing one year after the date of grant and upon the occurrence of certain corporate transactions the options become immediately exercisable. The following table summarizes the options granted under the plan:

                                                                    Weighted
                                                                    average
                                                       Shares       price

Outstanding at December 31, 1992 .................    194,000    $   5.08

Options granted ..................................    109,650        4.93
Options expired ..................................     (7,000)       5.11

Outstanding at December 31, 1993 .................    296,650        5.02

Options granted ..................................    121,000        3.72
Options expired ..................................    (53,632)       4.74

Outstanding at December 31, 1994 (carried forward)    364,018        4.63

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE M (continued)

                                                                    Weighted
                                                                    average
                                                       Shares       price

Outstanding at December 31, 1994 (brought forward) .. 364,018    $   4.63

Options granted ..................................... 179,700        9.94
Options expired .....................................  (3,200)       3.88
Option exercised .................................... (36,717)       4.68

Outstanding at December 31, 1995 .................... 503,801        6.53

Exercisable at December 31, 1995 .................... 222,099        4.82

NOTE N - STOCKHOLDERS EQUITY

     During the years ended December 31, 1995, 1994 and 1993, warrants and nonemployee stock options to purchase 30,500 shares, 5,000 shares, and 160,000 shares of common stock at an average of $7.47, $4.50 and $4.75 per share, respectively, were issued, subject to customary terms and conditions. During 1995, the 160,000 nonemployee stock options were reduced by 40,000, and the Company made a payment of $240,000 which was recorded as a reduction of additional paid-in capital.

     The following table summarizes shares of common stock reserved for issuance in connection with the warrants and nonemployee options at December 31, 1995:

Number of shares issuable   245,752

Weighted average price ..   $  6.60

Exercisable .............   245,752

     The warrants have varying expiration dates through December 15, 2005.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE N (continued)

     On January 1, 1995, the President of MCT obtained an option to purchase 20% of MCT for approximately $97,000. Thirty percent of the option vested immediately and the remaining seventy percent vests over three and one-half years. Upon a change in control (as defined), the President of MCT will have the option to put the shares back to the Company at a premium of approximately $95,500 at December 31, 1995.

     On March 22, 1995, the Company completed a private placement of $2,250,000 of 7.5% cumulative convertible preferred stock, resulting in net proceeds to the Company of approximately $2 million. The securities are convertible into common stock of the Company at a conversion price of $7-3/8 for five years, at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock. In the event of a change in control (as defined), the Company is required to make an offer to purchase the convertible preferred stock.

NOTE O - BUSINESS SEGMENT INFORMATION

     The Companys operations consist of two segments: (1) the marketing, distributing, packaging, converting and manufacturing of branded cheeses and other specialty food products and (2) cheese and dairy products trading.

     Operating profit is total revenue less operating costs and expenses related to each segment net of certain unallocated corporate expenses. Identifiable assets are those used in each segment. One customer, principally of MFI (of which 65% of the Companys interest was sold in February 1994, see Notes A-1 and
F), in the cheese marketing, distributing, packaging, converting and manufacturing of branded cheeses and other specialty food products segment accounted for approximately 10% of net sales for that segment during 1993. For consolidated purchases, two suppliers accounted for 52%, 37% and 27% of total purchases in 1995, 1994 and 1993, respectively, and one supplier of MFI accounted for 7% of total purchases in 1993.

     During 1995, 1994 and 1993, cheese and dairy products trading had inter-segment sales of $5,640,794, $6,483,344 and $3,788,515 to cheese marketing, distributing, packaging, converting and manufacturing of branded cheeses and other specialty food products. During 1995, 1994 and 1993, cheese marketing, distributing, packaging, converting and manufacturing of branded cheese and other specialty food products had intersegment sales of $108,729, $172,131 and $548,652 to cheese and dairy products trading, respectively.

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE O (continued)

     Information about the Companys operations in different business segments for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                   1995        1994        1993

Net sales
   Marketing, distributing, packaging,
      manufacturing and converting of
      branded cheeses and other speci-
      alty food products ................   $ 108861583 $ 104145329 $ 147702659
   Cheese and dairy products
      trading ...........................      41931335    34864953    37380122
   Elimination of intersegment
      sales .............................      (5749523)   (6655474)   (4337167)

          Total net sales ...............   $ 145043395 $ 132354808 $ 180745614

Operating profit (loss)
   Marketing, distributing, packaging,
      manufacturing and converting of
      branded cheeses and other speci-
      alty food products ................   $   5805840 $  (1195974) $ (3388561)
   Cheese and dairy products
      trading ...........................        275615      359350      707590

          Operating profit (loss) .......       6081455     (836624)   (2680971)

Corporate expenses ......................       (728902)    (649725)    (749300)
Interest income .........................          2122        8406        8042
Interest expense ........................       (997771)   (1591446)   (1740919)

          Earnings (loss) before income
             taxes and extraordinary item   $   4356904 $  (3069389) $ (5163148)

                            Alpine Lace Brands, Inc.

                           December 31, 1995 and 1994

NOTE O (continued)

                                                     1995       1994       1993

       Identifiable assets
          Marketing, distributing, packaging,
             converting and manufacturing of
             branded cheeses and other
             specialty food products ........  $ 21828300 $ 21783851 $ 30596962
          Cheese and dairy products
             trading ........................     4448401    7152664    7459640

                 Total assets ...............  $ 26276701 $ 28936515 $ 38056602

       Depreciation and amortization
          Marketing, distributing, packaging,
             converting and manufacturing of
             branded cheeses and other speci-
             alty food products .............  $   566251 $   824369 $  1035930

       Capital expenditures
          Marketing, distributing, packaging,
             converting and manufacturing of
             branded cheeses and other speci-
             alty food products .............  $   995196 $   317917 $  1486090

NOTE P - INTEREST EXPENSE - NET

                                                     1995       1994       1993

       Interest expense - net
          Interest expense ..................  $   997771 $  1591446 $  1740919
          Interest income ...................       (2122)     (8406)     (8042)

                                               $   995649 $  1583040 $  1732877