Form 10-Q
period 1996-03-31
ALPINE LACE BRANDS INC
filed 1996-05-13
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


      For the Quarter Ended March 31, 1996 Commission File Number 0-15584


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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of May 1, 1996, there were 5,176,302 shares of Common Stock, $.01 par value outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                           Page
                                                                         Number

Part I.   Financial Information


       Item 1.   Financial Statements

                 Consolidated Balance Sheets as of March 31, 1996
                 (unaudited) and December 31, 1995                            3

                 Consolidated Statements of Earnings for the Three
                 Months Ended March 31, 1996 and 1995 (unaudited)             5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995 (unaudited)       6

                 Notes to Consolidated Financial Statements                   8


       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9


Part II.   Other Information


       Item 6.   Exhibits and Reports on Form 8-K                            10


Signature                                                                    11

PART I.                           FINANCIAL INFORMATION

       Item 1.                Financial Statements


                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                          March 31, 1996      December 31, 1995
                                            (unaudited)

ASSETS (substantially pledged)

Cash and cash equivalents                $      113,579         $    459,610
Accounts receivable, net of
  allowance for bad debts                     9,459,103           13,068,356
Inventories                                   6,078,977            6,213,256
Prepaid expenses and deposits                   389,355              381,445
Advances to suppliers                           300,000              300,000

           Total current assets              16,341,014           20,422,667


Property, plant and equipment
     Land, building and improvements            289,312              289,314
     Equipment under capital lease              973,795              973,795
     Leasehold improvements                     106,176              106,176
     Furniture, fixtures and equipment        2,513,887            2,389,337

                                              3,883,170            3,758,622

     Less accumulated depreciation and
     amortization                             1,533,658            1,422,968

                                              2,349,512            2,335,654

OTHER ASSETS
     Note Receivable - Mountain Farms, Inc.   1,675,948            1,675,948
     Trademarks, tradenames and technology,
        less accumulated amortization of
        $903,731 in 1996 and $865,061 in
        1995                                  1,517,570            1,556,240
     Note receivable                             12,188               16,035
     Other                                      265,793              270,157

                                              3,471,499            3,518,380

                                           $ 22,162,025          $26,276,701


           The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                          March 31, 1996      December 31, 1995
                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                       $   6,515,280        $   12,844,895
   Accrued expenses                           1,631,656             1,995,784
   Income taxes                                 352,691               379,824
   Current maturities of obligations
   under capital leases                         143,083               143,083

         Total current liabilities            8,642,710            15,363,586

Long term obligations, less current
maturities
   Long-term debt                             7,060,949             5,325,945
   Obligations under capital leases             373,876               409,561
   Other long-term liability                     41,181                82,362

                                              7,476,006             5,817,868

Stockholders' equity
   Preferred stock, par value
     $.01 per share;
     authorized 1,000,000 shares;
     issued and outstanding 45,000 at
     March 31, 1996 liquidation amount
     $50.00 per share                         2,250,000             2,250,000
   Common stock, par value
     $.01 per share;
     authorized 10,000,000 shares;
     issued and outstanding 5,176,302
     at March 31, 1996 and 5,050,136
     at December 31, 1995                        50,563               50, 501
   Additional paid-in capital                 3,206,206             2,611,966
   Retained earnings                            536,540               182,780

                                              6,043,309             5,095,247

                                           $ 22,162,025         $  26,276,701


           The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   1996                  1995
Net Sales                                  $ 32,550,994          $ 32,446,320
Cost of goods sold                           24,903,429            23,678,896
        Gross profit                          7,647,565             8,767,424

Operating expenses
        Selling                               5,781,395             6,348,954
        Administrative                        1,040,180             1,102,117
                                              6,821,575             7,451,071

        Operating profit                        825,990             1,316,353

Other Income                                          -                 3,114
Interest expense - net                          187,366               328,731

        Earnings before income
        taxes and extraordinary
        item                                    638,624               990,736

Income taxes                                    242,677                66,379

        Earnings before
        extraordinary item                      395,947               924,357

        Extraordinary Item:
         Gain from extinguishment
         of debt, net of income taxes
         of $7,451                                    -               103,760

        Net earnings                            395,947             1,028,117

Preferred stock dividends                        42,188                     -
Net earnings applicable to common
shareholders                             $      353,759        $    1,028,117


Earnings per share of common stock
             Earnings before
             extraordinary item         $           .07        $          .18
             Extraordinary item                       -                   .02

Net earnings per share of common stock  $           .07        $          .20

Weighted average number of common and
  common equivalent shares outstanding        5,334,813             5,195,932


        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                       1996              1995

Cash flows from operating activities
   Net earnings                               $     395,947     $   1,028,117
   Ajustments to reconcile net earnings
    to net cash used in operating activities:
    Depreciation and amortization                   149,360           130,662
    Extraordinary gain from extinguishment
     of debt, net of income taxes                         -          (103,760)
    Provision for losses on accounts
     receivable                                       9,000            19,073
    Change in assets and liabilities:
     Decrease in accounts receivable              3,600,253         4,327,599
     (Increase) Decrease in inventory               134,279        (1,118,832)
     (Increase) Decrease in prepaid expenses         (7,910)          148,680
     Decrease in other assets                         4,364            17,468
     Decrease in notes receivable                     3,847             3,451
     Decrease in accounts payable                (6,329,615)       (4,198,433)
     Decrease in accrued expenses                  (364,128)         (547,423)
     Increase (Decrease) in income taxes            (27,133)           51,386
     Decrease in other long-term liabilities        (41,181)         (123,542)
                                                 (2,868,864)       (1,393,671)

    Net cash used in operating activities     $  (2,472,917)    $    (365,554)



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1996           1995

Cash flows from investing activities:
 Additions to property, plant and equipment         $  (124,548)  $    (60,718)
 Payments for trademarks and trade names                      -        (18,285)

 Net cash used by investing activities                 (124,548)       (79,003)

Cash flows from financing activities:
 Net payments from obligation under capital lease       (35,685)       (47,259)
 Net proceeds (payments) under long-term
  obligations                                         1,735,005     (2,003,680)
 Net proceeds from preferred stock issued                     -      2,115,000
 Net proceeds from stock option exercises               594,302         13,500
 Payment of dividends to preferred shareholders         (42,188)             -

 Net cash provided by financing activities            2,251,434         77,561

 Net (decrease) in cash and cash equivalents           (346,031)      (366,996)

 Cash and cash equivalents at beginning of year         459,610        438,414

 Cash and cash equivalents at end of quarter            113,579   $     71,418

 Supplemental disclosures of cash flow information:

      Cash paid during the year for

              Interest                             $    192,667   $    389,598

              Income taxes                         $    269,811   $     15,346


        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. All material intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission.

The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K.

2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:
                                         March 31, 1996       December 31, 1995

Cheese inventory                         $   5,722,225        $     5,880,513

Packaging supplies                             356,752                332,743
                                         $   6,078,977        $     6,213,256

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a. Results of Operations:
Comparison of the Company's first quarter (January 1, 1996 - March 31, 1996) of the current fiscal year ("1996") with the first quarter (January 1, 1995 - March 31, 1995) of the last fiscal year ("1995").

Net sales for the quarter ending March 31, 1996 were $32,550,994 as compared to $32,446,320 in the same period of 1995. The Company's Branded Division had increased sales of $712,988 for the quarter ending March 31, 1996 going from $25,343,584 in 1995 to $26,056,572 in the same period of 1996. Sales for the Company's cheese and dairy products trading business decreased by 8.6% or $608,314 to $6,494,422 from $7,102,736 for the comparative period of 1995.

As a percentage of sales, gross profit decreased to 23.5% in the first quarter of 1996 from 27.0% in the comparable period of 1995. Gross profit decreased by $1,119,859 in the quarter ending March 31, 1996 going from $8,767,424 in 1995 to $7,647,565 in 1996. The decrease in both gross profit as a percent of sales and total gross profit are the result of the higher cost to purchase cheese, resulting from abnormally high commodity prices, partially offset by continuing manufacturing efficiencies.

As a percentage of sales, selling and administrative expenses decreased from 23.0% in the first quarter of 1995 to 21.0% in the comparable period of 1996. Selling and administrative expenses decreased from $7,451,071 in the first quarter of 1995 to $6,821,575 in the same period of 1996. The major contributors to this decrease were from advertising and reduced freight and warehousing.

The Company's operating profit decreased by $490,363 from $1,316,353 in the first quarter of 1995 to $825,990 in the comparable period of 1996. Operating profit as a percent of net sales decreased to 2.5% in the first quarter of 1996 compared to 4.1% in the first quarter of 1995 due to the lower gross profit, partially offset by lower selling and administrative expenses previously discussed.

Net interest expense in the first quarter of 1996 was $187,366, a decrease of $141,365 from the comparable period of 1995, as a result of the company's decreased use of its working capital credit line and lower interest rates.

The Company's income tax provision for the first quarter of 1996 was 38.0% or $242,677. The Company's effective tax rate of 6.7% or $66,379 in the first quarter of 1995 included the utilization of net operating loss carry-forwards generated in prior years.

The Company's net earnings for the quarter ending March 31, 1996 were $395,947 compared to $1,028,117 for the same period of 1995 for the reasons discussed above.

b.  Financial  Condition:
The major sources of cash for the quarter  ending March
31, 1996 came from decreased accounts receivable, stock option exercises and first quarter net earnings. The major uses of cash for the quarter ending March 31, 1996 were to fund decreases in accounts payable. As of May 1, 1996, the Company had approximately $4,100,000 available on its revolving credit facility and $ 3,500,000 available on its equipment credit facility. Of the amount available under the revolving credit facility, the bank has agreed that the Company may use up to $1 million to fund the Company's recently announced plans to repurchase shares of its common stock. The actual number of shares purchased, the time of purchase and the prices at which they will be purchased will be dependent on future market conditions, but it is expected that purchases initially will not exceed 150,000 shares.


PART II.      Other Information


 Item 6.      Exhibits and Reports on Form 8-K


  a.     Exhibits.

         Exhibit 11           Computation of Earnings per Share of Common Stock

  b.     Form 8-K Reports.

         There were no current reports on Form 8-K filed by the registrant during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By:        /s/ Carl T. Wolf
           Carl T. Wolf, President and Chairman of the Board
           (Principal Executive Officer)

Dated:     May 8, 1996


By:        /s/ Arthur Karmel
           Arthur Karmel, Vice President - Finance (Chief Accounting Officer)


Dated:     May 8, 1996

Exhibit 11.



                            ALPINE LACE BRANDS, INC.

               Computation of Earnings Per Share of Common Stock



                                                    Three Months Ended
                                                         March 31,
                                                   1996            1995

Net earnings for the Period                 $  395,947    $  1,028,117

Preferred Stock Dividends                       42,188               -

Net Earnings for Computation
of Earnings Per Share (1)                      353,759(A)    1,028,117(A)

Weighted Average Number
of Common Shares Outstanding:

   Weighted Average Number of Issued and
     Outstanding Common Shares (2)           5,176,302       5,015,419

   Incremental Shares Attributable to
     Assumed Exercise of Stock Options
     and Warrants (3)                          158,511         180,513

   Weighted Average Number of Common
     Shares (2) + (3)                        5,334,813(B)    5,195,932(B)

Earnings Per Common and Common
Equivalent Share                                  $.07(A)/(B)     $.20(A)/(B)