Form 10-Q
period 1996-06-30
ALPINE LACE BRANDS INC
filed 1996-08-09
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996            Commission File Number 0-15584


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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of August 1, 1996, there were 5,125,602 shares of Common Stock, $.01 par value, outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                           Page
                                                                         Number
Part I.     Financial Information

      Item 1.           Financial Statements

                        Consolidated Balance Sheets as of June 30, 1996
                        (unaudited) and December 31, 1995                     3

                        Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 1996
                        and 1995 (unaudited)                                  5

                        Consolidated Statements of Cash Flows for the Six
                        Months Ended June 30, 1996 and 1995 (unaudited)       6

                        Notes to Consolidated Financial Statements            8

      Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   9

Part II.       Other Information

      Item 1.           Legal Proceedings                                    11

      Item 4.           Submission of Matters to a Vote of
                        Security Holders                                     11

      Item 6.           Exhibits and Reports on Form 8-K                     11

Signature                                                                    12

PART I.                    FINANCIAL INFORMATION

     Item 1. Financial Statements

                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                        June 30, 1996             Dec. 31, 1995
                                          (unaudited)
ASSETS (substantially pledged)

Cash and cash equivalents                 $    65,802               $   459,610
Accounts receivable, net of
     allowance for bad debts               12,105,468                13,068,356
Inventories                                 7,111,887                 6,213,256
Prepaid expenses and deposits                 401,382                   381,445
Advances to suppliers                         300,000                   300,000

     Total current assets                  19,984,539                20,422,667

Property, plant and equipment
     Land, buildings and improvements         310,006                   289,314
     Equipment under capital leases           973,795                   973,795
     Leasehold improvements                   121,115                   106,176
     Furniture, fixtures and equipment      2,615,642                 2,389,337
                                            4,020,558                 3,758,622
     Less accumulated depreciation
         and amortization                   1,649,814                 1,422,968
                                            2,370,744                 2,335,654



OTHER ASSETS
     Note Receivable - Mountain Farms, Inc. 1,675,948                 1,675,948
     Trademarks, tradenames and technology,
         less accumulated amortization of
         $942,400 in 1996 and $865,061
         in 1995                            1,478,901                 1,556,240
     Note receivable                            8,235                    16,035
     Other                                    249,322                   270,157
                                            3,412,406                 3,518,380

                                          $25,767,689               $26,276,701




        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                           June 30, 1996          Dec. 31, 1995
                                             (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                        $ 9,327,399            $12,844,895
     Accrued expenses                          1,223,845              1,995,784
     Income taxes                                440,962                379,824
     Current maturities of obligations under
         capital leases                          164,707                143,083

           Total current liabilities          11,156,913             15,363,586

Long term obligations, less current maturities
     Long term debt                            7,983,591              5,325,945
     Obligation under capital leases             338,228                409,561
     Other long-term liability                         -                 82,362
                                               8,321,819              5,817,868

Stockholders' equity
     Preferred stock, par value $.01 per share;
         authorized 1,000,000 shares;
         issued and outstanding 45,000 at
         June 30, 1996 liquidation amount
         $50.00 per share                      2,250,000              2,250,000
     Common stock, par value $.01 per share,
         authorized 10,000,000 shares; issued
         5,176,302 shares; outstanding 5,141,202
         at June 30, 1996 and 5,050,136 shares
         issued and outstanding at
         December 31, 1995                        51,763                 50,501
     Additional paid-in capital                3,196,074              2,611,966
     Retained earnings                           992,498                182,780
     Less:  35,100 shares of common
       stock in treasury, at cost               (201,378)                     -
                                               6,288,957              5,095,247

                                             $25,767,689            $26,276,701













        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)



                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,

                                    1996         1995         1996         1995

Net sales                    $37,567,174  $33,998,678  $70,118,168  $66,444,997
Cost of goods sold            28,778,201   24,641,816   53,681,630   48,320,711
     Gross profit              8,788,973    9,356,862   16,436,538   18,124,286

Operating expenses
     Selling                   6,530,390    6,495,263   12,311,785   12,844,217
     Administrative            1,260,732    1,257,316    2,300,912    2,346,956
                               7,791,122    7,752,579   14,612,697   15,191,173

     Operating profit            997,851    1,604,283    1,823,841    2,933,113

Other income                           -       38,098            -       28,735
Interest expense - net           194,389      259,298      381,755      588,029

     Earnings before
     income taxes and
     extraordinary item          803,462    1,383,083    1,442,086    2,373,819

Income taxes                     305,316      179,801      547,993      246,180

     Earnings before
     extraordinary item          498,146    1,203,282      894,093    2,127,639

     Extraordinary Item:
      Gain from extinguishment
      of debt, net of income
      taxes of $7,451                  -            -            -      103,760

     Net earnings                498,146    1,203,282      894,093    2,231,399

Preferred Stock Dividends         42,188       39,844       84,375       39,844

Net earnings applicable
 to common shareholders      $   455,958  $ 1,163,438  $   809,718   $2,191,555

Earnings per share of common stock
     Earnings before extraordinary
      item                   $       .09  $       .22  $       .15  $       .40
     Extraordinary item              .00          .00          .00          .02

Net earnings per share of common
     stock                   $       .09  $       .22  $       .15  $       .42

Weighted average number of common and
  common equivalent shares
  outstanding                  5,248,845    5,299,278    5,271,888    5,247,605



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Six Months Ended
                                                               June 30,

                                                       1996                1995

Cash flows from operating activities
      Net earnings                              $   894,093          $2,231,399
      Adjustments to reconcile net earnings
          to net cash used in operating activities:
              Depreciation and amortization         304,185             278,461
              Extraordinary gain from extinguishment
               of debt, net of income taxes               -            (103,760)
              Provisions for losses on accounts
                  receivable                         13,296              25,989
              (Gain) on sale of fixed assets              -             (20,738)
              Change in assets and liabilities:
                  Decrease in accounts receivable   949,592           5,985,511
                  Increase in inventory            (898,631)         (1,167,106)
                  (Increase) Decrease in prepaid
                   expenses                         (19,937)            122,712
                  (Increase) Decrease in
                   other assets                      20,835            (286,016)
                  Decrease in note receivable         7,800               6,998
                  Decrease in accounts payable   (3,517,496)         (4,731,291)
                  Decrease in accrued expenses     (771,939)           (601,427)
                  Increase in income taxes           61,138             216,472
                  Decrease in other long-term
                   liabilities                      (82,362)           (247,085)
                                                 (3,933,519)           (521,280)
              Net cash (used in) provided by
               operating activities             $(3,039,426)         $1,710,119














       The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Six Months Ended
                                                                 June 30,

                                                       1996                1995


Cash flows from investing activities:
   Additions to property, plant and equipment    $ (261,936)        $  (193,014)
   Payments for trademarks and trade names                -              (5,087)
   Proceeds from sale of fixed assets                     -             342,604

   Net cash (used in) provided by investing
    activities                                     (261,936)            144,503

Cash flows from financing activities:
   Net payments from obligation
    under capital lease                             (49,709)           (144,433)
   Net proceeds (payments) under long-term
    obligations                                   2,657,646          (4,197,017)
   Net proceeds from preferred stock issued               -           2,052,648
   Net proceeds from stock option
    exercises                                       585,370              47,282
   Payment of dividends to preferred
    shareholders                                    (84,375)            (39,844)
   Treasury stock purchases                        (201,378)                  -

   Net cash provided by (used in) financing
       activities                                 2,907,554          (2,281,364)

   Net (decrease) in cash and cash
    equivalents                                    (393,808)           (426,742)

   Cash and cash equivalents at beginning
       of year                                      459,610             438,414

   Cash and cash equivalents at end of
       six months                                $   65,802          $   11,672



   Supplemental disclosures of cash flow information:

   Cash paid during the year for

       Interest                                  $  390,776          $  617,978

       Income taxes                              $  486,856          $   31,455



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of June 30, 1996 and December 31, 1995 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. All material intercompany accounts and transactions have been eliminated.

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

2. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     Inventories are summarized as follows:

                                       June 30, 1996       December 31, 1995

       Cheese inventory                $6,725,657          $5,880,513

       Packaging supplies                 386,230             332,743
                                       $7,111,887          $6,213,256

4. Earnings per share of common stock was computed by dividing net earnings, after deducting preferred dividend requirements, by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

5. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses and deli meats; and (2) the Company's cheese and dairy products trading business.

6. On August 2, 1996, the Company was served in a class action litigation pending in the United States District Court for the Eastern District of Wisconsin. The amended complaint contains allegations of violations under the federal antitrust acts as well as claims of misrepresentation and breach of contract and names Kraft Foods, Inc., Borden, Inc., The National Cheese Exchange, Inc. and the Company as defendants.
       Unspecified damages and injunctive relief is sought. The action is based on an alleged conspiracy to manipulate the price of bulk cheese on The National Cheese Exchange. Although it is too early to predict the outcome of this lawsuit, in the Company's opinion, the allegations lack merit and it is our intention to put forth a vigorous defense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a.    Results of Operations.
      Comparison of the Company's second quarter (April 1, 1996 - June 30,
      1996) of the current fiscal year ("1996") with the second quarter (April 1, 1995 - June 30, 1995) of the last fiscal year ("1995").

      Net sales for the second quarter ending June 30, 1996 were $37,567,174 as compared to $33,998,678 in the same period of 1995. The Company's Branded Division had increased sales of $1,880,045 for the second quarter ending June 30, 1996 going from $27,814,348 in 1995 to $29,694,393 in the same period of 1996 primarily due to increased sales of commodity cheddar cheese. Sales for the Company's cheese and dairy products trading business increased by 27.3% or $1,686,434 to $7,872,150 from $6,185,716 for the comparative period of 1995 primarily due to increased sales unit volume.

      As a percentage of sales, gross profit decreased to 23.4% in the second quarter of 1996 from 27.5% in the comparable period of 1995. Gross profit decreased by $567,889 in the quarter ending June 30, 1996 going from $9,356,862 in 1995 to $8,788,973 in 1996. This decrease was the result of the higher cost to purchase cheese resulting from higher commodity prices, partially offset by continuing manufacturing efficiencies.

      Selling and administrative expenses increased from $7,752,579 in the second quarter of 1995 to $7,791,122 in the same period of 1996. As a percentage of sales, selling and administrative expenses decreased from 22.8% in the second quarter of 1995 to 20.7% in the comparable period of 1996.

      The Company's operating profit decreased by $606,432 from $1,604,283 in the second quarter of 1995 to $997,851 in the comparable period of 1996. Operating profit as a percent of net sales decreased to 2.7% in the second quarter of 1996 compared to 4.7% in the second quarter of 1995 due to the lower gross profit previously discussed.

      Net interest expense in the second quarter of 1996 was $194,389, a decrease of $64,909 from the comparable period of 1995, as a result of the Company's decreased use of its working capital credit line and lower interest rates.

      The Company's income tax provision for the second quarter of 1996 was 38.0% or $305,316. The Company's effective tax rate of 13.0% or $179,801 in the second quarter of 1995 included the utilization of net operating loss carry-forwards generated in prior years.

      The Company's net earnings for the quarter ending June 30, 1996 was $498,146 compared to $1,203,282 for the same period of 1995 for the reasons discussed above.

b.    Results of Operations.
      Comparison of the Company's first six months (January 1, 1996 - June 30,
      1996) of the current fiscal year ("1996") with the first six months (January 1, 1995 - June 30, 1995) of the last fiscal year ("1995").

      Net sales for the six months ending June 30, 1996 were $70,118,168 as compared to $66,444,997 in the same period of 1995. The Company's Branded Division had increased sales of $2,600,082 for the first six months ending June 30, 1996 going from $53,150,647 in 1995 to $55,750,729 in the same period of 1996 primarily due to increased sales of commodity cheddar cheese. Sales for the Company's cheese and dairy products trading business increased by 8.1% or $1,078,120 to $14,366,572 from $13,288,452 for the comparative period of 1995 due to higher average selling price and increased sales unit volume.

      As a percentage of sales, gross profit decreased to 23.4% in the first six months of 1996 from 27.3% in the comparable period of 1995. Gross profit decreased by $1,687,748 in the six months ending June 30, 1996 going from $18,124,286 in 1995 to $16,436,538 in 1996. This decrease was the result of the higher cost to purchase cheese resulting from higher commodity prices, partially offset by continuing manufacturing efficiencies.

      As a percentage of sales, selling and administrative expenses decreased from 22.9% in the first six months of 1995 to 20.8% in the comparable period of 1996. Selling and administrative expenses decreased from $15,191,173 in the first six months of 1995 to $14,612,697 in the same period of 1996. The major contributors to this decrease were from advertising, slotting and reduced freight and warehousing expenses.

      The Company's operating profit decreased by $1,109,272 from $2,933,113 in the first six months of 1995 to $1,823,841 in the comparable period of 1996. Operating profit as a percent of net sales decreased to 2.6% in the first six months of 1996 compared to 4.4% in the first six months of 1995 due to the lower gross profit, partially offset by lower selling and administrative expenses previously discussed.

      Net interest expense in the first six months of 1996 was $381,755 a decrease of $206,274 from the comparable period of 1995, as a result of the Company's decreased use of its working capital credit line and lower interest rates.

      The Company's income tax provision for the first six months of 1996 was 38.0% or $547,993. The Company's effective tax rate of 10.4% or $246,180 in the first six months of 1995 included the utilization of net operating loss carry-forwards generated in prior years.

      The Company's net earnings for the six months ending June 30, 1996 was $894,093 compared to $2,231,399 for the same period of 1995 for the reasons discussed above.

c.    Financial Condition

      The major sources of cash for the six months ending June 30, 1996 came from the decrease in accounts receivable, net earnings and proceeds from stock option exercises. The major uses of cash for the six months ending June 30, 1996 were to fund decreases in accounts payable and increases in inventory. As of August 1, 1996, the Company had approximately $4,500,000 available on its revolving credit facility and $3,500,000 available on its equipment credit facility. The bank has agreed that the Company may use up to $1,000,000 under the revolving credit facility to fund the Company's previously announced plans to repurchase shares of its common stock. As of August 1, 1996, the Company had repurchased 50,700 shares of common stock for a total cost of $281,047. The Company anticipates purchasing shares with the balance of the $1,000,000, but the actual number of shares purchased, the time of purchase and the prices at which they will be purchased will be dependent on future conditions.

PART II. Other Information


Item 1.        Legal Proceedings

On August 2, 1996, the Company was served in a class action litigation pending in the United States District Court for the Eastern District of Wisconsin. The amended complaint contains allegations of violations under the federal antitrust acts as well as claims of misrepresentation and breach of contract and names Kraft Foods, Inc., Borden, Inc., The National Cheese Exchange, Inc. and the Company as defendants. Unspecified damages and injunctive relief is sought. The action is based on an alleged conspiracy to manipulate the price of bulk cheese on The National Cheese Exchange. Although it is too early to predict the outcome of this lawsuit, in the Company's opinion, the allegations lack merit and it is our intention to put forth a vigorous defense.

Item 4.        Submission of Matters to a Vote of Security Holders

On May 16, 1996, the Company held its Annual Meeting of Stockholders (the "Meeting"), whereby the stockholders elected Directors and approved a proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the year ending December 31, 1996. The vote on such matters was as follows:


1.              Election of Directors:

                                                 For                   Withhold

     Carl T. Wolf                          4,664,461                     27,422
     Marion F. Wolf                        4,663,861                     28,022
     Richard Cheney                        4,662,261                     29,622
     Richard S. Hickok                     4,662,761                     29,122
     Howard M. Lorber                      4,664,347                     27,536
     Joseph R. Rosetti                     4,664,961                     26,922
     Stephen Sadove                        4,665,461                     26,422
     Marvin Schiller                       4,665,761                     26,122



2. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 1996.

                              For            Against             Abstain

                        4,656,011             28,933               6,939


Item 6.        Exhibits and Reports on Form 8-K

     a.        Exhibit.

               Exhibit 11    Computation of Earnings per Share of Common Stock

     b.        Form 8-K Reports.

               There were no current reports on Form 8-K filed by the registrant during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By:             /s/ Carl T. Wolf
                Carl T. Wolf, President and Chairman of the Board
                (Principal Executive Officer)


Dated:          August 7, 1996



By:             /s/ Arthur Karmel
                Arthur Karmel, Vice President-Finance (Chief Accounting Officer)



Dated:          August 7, 1996

Exhibit 11.


                            ALPINE LACE BRANDS, INC.

                Computation of Earnings Per Share of Common Stock



                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,

                                1996           1995          1996        1995


Net Earnings for the Period $498,146     $1,203,282   $   894,093  $2,231,399

Preferred Stock Dividends     42,188         39,844        84,375      39,844

Net Earnings for Computation
of Earnings Per Share        455,958(A)   1,163,438(A)    809,718(A)2,191,555(A)

Weighted Average
Number of Common
Shares Outstanding:

     Weighted Average
     Number of Issued
     and Outstanding
     Common Shares (1)     5,164,962      5,022,687     5,150,691   5,022,687

     Incremental Shares
     Attributable to
     Assumed Exercise
     of Stock Options
     and Warrants (2)         83,883        276,591       121,197     224,918

     Weighted Average
     Number of Common
     Shares (1) + (2)      5,248,845(B)   5,299,278(B)  5,271,888(B)5,247,605(B)

Earnings Per
Common and Common
Equivalent Share          $  .09(A)/(B)  $  .22(A)/(B) $  .15(A)/(B)$ .42(A)/(B)