Form 10-Q
period 1996-09-30
ALPINE LACE BRANDS INC
filed 1996-11-14
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For the Quarter Ended September 30, 1996 Commission File Number 0-15584


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


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of November 1, 1996, there were 5,125,602 shares of Common Stock, $.01 par value, outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                            Page
                                                                          Number
Part I.     Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995
                                                                              3

          Consolidated Statements of Earnings for the Three
          Months and Nine Months Ended September 30, 1996
          and 1995 (unaudited)                                                5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995 (unaudited)
                                                                              6

          Notes to Consolidated Financial Statements                          8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

Part II. Other Information

     Item 1.  Legal Proceedings                                              13

     Item 6.  Exhibits and Reports on Form 8-K                               13

Signature                                                                    14

PART I.                    FINANCIAL INFORMATION

     Item 1.  Financial Statements

                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   September 30, 1996             Dec. 31, 1995
                                          (unaudited)
ASSETS (substantially pledged)

Cash and cash equivalents                $    227,051               $   459,610
Accounts receivable, net of
     allowance for bad debts               14,021,076                13,068,356
Inventories                                 7,827,940                 6,213,256
Prepaid expenses and deposits                 468,813                   381,445
Advances to suppliers                         300,000                   300,000

     Total current assets                  22,844,880                20,422,667

Property, plant and equipment
     Land, buildings and improvements         311,622                   289,314
     Equipment under capital leases           973,795                   973,795
     Leasehold improvements                   121,115                   106,176
     Furniture, fixtures and equipment      2,633,261                 2,389,337
                                            4,039,793                 3,758,622
     Less accumulated depreciation
         and amortization                   1,766,512                 1,422,968
                                            2,273,281                 2,335,654



OTHER ASSETS
     Note Receivable - Mountain Farms, Inc. 1,675,948                 1,675,948
     Trademarks, tradenames and technology,
         less accumulated amortization of
         $981,070 in 1996 and $865,061
         in 1995                            1,440,232                 1,556,240
     Note receivable                            4,173                    16,035
     Other                                    233,851                   270,157
                                            3,354,204                 3,518,380

                                          $28,472,365               $26,276,701




        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                      September 30, 1996          Dec. 31, 1995
                                             (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                       $ 12,391,470            $12,844,895
     Accrued expenses                          2,065,785              1,995,784
     Income taxes                                604,364                379,824
     Current maturities of obligations under
         capital leases                          143,083                143,083

           Total current liabilities          15,204,702             15,363,586

Long term obligations, less current maturities
     Long term debt                            6,121,491              5,325,945
     Obligation under capital leases             322,495                409,561
     Other long-term liability                         -                 82,362
                                               6,443,986              5,817,868

Stockholders' equity
     Preferred stock, par value $.01 per share;
         authorized 1,000,000 shares;
         issued and outstanding 45,000 at
         September 30, 1996 liquidation amount
         $50.00 per share                      2,250,000              2,250,000
     Common stock, par value $.01 per share,
         authorized 10,000,000 shares; issued
         5,176,302 shares; outstanding 5,125,602
         at September 30, 1996 and 5,050,136
         shares issued and outstanding at
         December 31, 1995                        51,763                 50,501
     Additional paid-in capital                3,196,179              2,611,966
     Retained earnings                         1,606,782                182,780
     Less:  50,700 shares of common
       stock in treasury, at cost               (281,047)                     -
                                               6,823,677              5,095,247

                                             $28,472,365            $26,276,701













        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)



                                  Three Months Ended          Nine Months Ended
                                     September 30,               September 30,

                                  1996         1995          1996          1995

Net sales                  $53,116,255  $37,240,549  $123,234,423  $103,685,546
Cost of goods sold          42,580,618   27,897,283    96,262,247    76,217,994
     Gross profit           10,535,637    9,343,266    26,972,176    27,467,552

Operating expenses
     Selling                 7,949,191    6,730,938    20,260,977    19,575,155
     Administrative          1,263,862    1,165,588     3,564,774     3,512,543
                             9,213,053    7,896,526    23,825,751    23,087,698

     Operating profit        1,322,584    1,446,740     3,146,425     4,379,854

Other income                         -        3,811             -        32,545
Interest expense - net        (263,760)    (228,628)     (645,515)     (816,657)


     Earnings before
     income taxes and
     extraordinary item      1,058,824    1,221,923     2,500,910     3,595,742

Income taxes                   402,353      219,946       950,346       466,126

     Earnings before
     extraordinary item        656,471    1,001,977     1,550,564     3,129,616

     Extraordinary Item:
      Gain from extinguishment
      of debt, net of income
      taxes of $7,451                -            -             -       103,760

     Net earnings              656,471    1,001,977     1,550,564     3,233,376

Preferred Stock Dividends       42,188       42,188       126,563        82,031
Earnings applicable to
 MCT, Dairies, Inc. Option      85,244        1,474        87,480         3,606
Net earnings applicable
 to common shareholders    $   529,039   $  958,315   $ 1,336,521    $3,147,739

Earnings per share of common stock
     Earnings before extraordinary
      item                 $       .10   $      .18   $       .26    $      .58
     Extraordinary item            .00          .00           .00           .02

Net earnings per share of common
   stock                   $       .10   $      .18   $       .26    $      .60

Weighted average number of common
   and common equivalent shares
   outstanding               5,226,159    5,363,140     5,249,225     5,286,117

        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              Nine Months Ended
                                                                 September 30,

                                                              1996         1995

Cash flows from operating activities
      Net earnings                                      $1,550,564   $3,233,376
      Adjustments to reconcile net earnings
          to net cash used in operating activities:
      Depreciation and amortization                        459,552      430,830
      Extraordinary gain from extinguishment
         of debt, net of income taxes                            -     (103,760)
          Provisions for losses on accounts
             receivable                                     56,273      119,706
          (Gain) on sale of fixed assets                         -      (20,738)
          Change in assets and liabilities:
              (Increase) Decrease in accounts
               receivable                               (1,008,993)   3,691,203
              (Increase) Decrease in inventory          (1,614,684)     138,263
              (Increase) Decrease in prepaid
               expenses                                    (87,368)     133,443
              (Increase) Decrease in other assets           36,306     (452,067)
              Decrease in note receivable                   11,862       10,641
              Decrease in accounts payable                (453,425)  (5,244,358)
              (Increase) Decrease in accrued
                expenses                                    70,001     (236,984)
              Increase in income taxes                     224,540      426,273
              Decrease in other long-term
               liabilities                                 (82,362)    (370,627)
                                                        (2,388,298)  (1,481,061)
              Net cash (used in) provided by
               operating activities                    $  (837,734)  $1,752,315














        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              Nine Months Ended
                                                                 September 30,

                                                              1996         1995


Cash flows from investing activities:
   Additions to property, plant and equipment           $ (281,170) $  (327,941)
   Payments for trademarks and trade names                       -       (2,047)
   Proceeds from sale of fixed assets                            -      452,812

   Net cash (used in) provided by investing
    activities                                            (281,170)     122,824

Cash flows from financing activities:
   Net payments from obligation
    under capital lease                                    (87,066)    (179,616)
   Net proceeds (payments) under long-term
    obligations                                            795,546   (4,033,808)
   Net proceeds from preferred stock issued                      -    2,016,741
   Net proceeds from stock option
    exercises                                              585,475       47,282
   Payment of dividends to preferred
    shareholders                                          (126,563)     (82,031)
   Treasury stock purchases                               (281,047)           -

   Net cash provided by (used in) financing
       activities                                          886,345   (2,147,494)

   Net (decrease) in cash and cash
    equivalents                                           (232,559)    (272,355)

   Cash and cash equivalents at beginning
       of year                                             459,610      438,414

   Cash and cash equivalents at end of
       nine months                                      $  227,051   $  166,059



   Supplemental disclosures of cash flow information:

   Cash paid during the year for

       Interest                                        $  624,621    $  881,253

       Income taxes                                    $  725,806    $   44,588



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of September 30, 1996 and December 31, 1995 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. All material intercompany accounts and transactions have been eliminated.

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

      The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements contained in its Annual Report on Form 10-K.

 2.   The  results  of  operations   for  the  nine  months  ended
      September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

 3.   Inventories are summarized as follows:

                                      September 30, 1996    December 31, 1995

          Cheese inventory                    $7,382,985           $5,880,513

          Packaging supplies                     444,955              332,743
                                              $7,827,940           $6,213,256

 4. Earnings per share of common stock was computed by dividing net earnings, after deducting preferred dividend requirements and earnings applicable to MCT Dairies, Inc. option, by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

 5. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses and deli meats; and (2) the Company's cheese and dairy products trading business.

 6. On August 2, 1996, the Company was served in a class action litigation pending in the United States District Court for the Eastern District of Wisconsin. In October, 1996, the Company was joined as a defendant in a second class action suit pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiff's lawyer, and were brought on behalf of the same class. However, the named plaintiffs and class representatives in the first action are Illinois residents whereas the named plaintiffs and class representatives in the second action are Wisconsin residents. The second action was brought to help defeat a then pending motion to transfer the first case to Illinois. The motion to transfer has been denied and a motion by plaintiffs to consolidate the two cases is now pending.

      Both complaints contain allegations of violations under the federal antitrust acts as well as claims of misrepresentation and breach of contract and name Kraft Foods, Inc., Borden, Inc., The National Cheese Exchange, Inc. and the Company as defendants. Unspecified damages and injunctive relief are sought. These actions are based on an alleged conspiracy to manipulate the price of bulk cheese on The National Cheese Exchange.

      On September 9, 1996, in litigation commenced by the Company in 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden, Inc. Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, a motion for partial summary judgment was granted in favor of Borden and Schreiber. This decision has been appealed to the U.S. Court of Appeals for the Federal Circuit in Washington D.C. and it is anticipated that the appeal will be heard with the currently pending appeal of an earlier grant of summary judgment in favor of Kraft. A motion for partial summary judgment by the fourth defendant Beatrice was denied in September 1996.

      In addition, in this litigation, motions have been filed by Kraft to have the case declared exceptional under Section 285 of the Patent Statute and by Borden and Schreiber to have the case declared exceptional in part. If the motions are granted, it is anticipated that the Company would appeal. If the case is ultimately declared exceptional, the Company may be liable to those parties for some portion of their reasonable attorneys fees and expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a.    Results of Operations.
      Comparison of the Company's third quarter (July 1, 1996 - September 30,
      1996) of the current fiscal year ("1996") with the third quarter (July 1, 1995 - September 30, 1995) of the last fiscal year ("1995").

      Net sales for the third quarter ending September 30, 1996 were $53,116,255 as compared to $37,240,549 in the same period of 1995. The Company's Branded Division had increased sales of $1,747,091 for the third quarter ending September 30, 1996 going from $28,235,930 in 1995 to $29,983,021 in the same period of 1996 primarily due to increases in selling prices. Sales for the Company's cheese and dairy products trading business increased by 156.9% or $14,127,597 to $23,131,774 from $9,004,177 for the comparative period of 1995 primarily due to increased sales unit volume and higher average selling price.

      As a percentage of sales, gross profit decreased to 19.8% in the third quarter of 1996 from 25.1% in the comparable period of 1995. This decrease was the result of the increased sales at the Company's cheese and dairy products trading business, where gross profit as a percent of sales is lower and the higher cost to purchase cheese resulting from higher commodity prices, partially offset by continuing manufacturing efficiencies. Gross profit increased by $1,192,371 in the quarter ending September 30, 1996 going from $9,343,266 in 1995 to $10,535,637 in 1996.
      This increase was the result of the increased gross profit from the Company's cheese and dairy products trading business partially offset by decreased gross profit from the Company's Branded Division.

      As a percentage of sales, selling and administrative expenses decreased from 21.2% in the third quarter of 1995 to 17.3% in the comparable period of 1996. Selling and administrative expenses increased from $7,896,526 in the third quarter of 1995 to $9,213,053 in the same period of 1996. The major contributors to this increase were from commissions, printing, coupon and co-op advertising expenses.

      The Company's operating profit decreased by $124,156 from $1,446,740 in the third quarter of 1995 to $1,322,584 in the comparable period of 1996. Operating profit as a percent of net sales decreased to 2.5% in the third quarter of 1996 compared to 3.9% in the third quarter of 1995 due to the lower gross profit percent previously discussed.

      Net interest expense in the third quarter of 1996 was $263,760, an increase of $35,132 from the comparable period of 1995, as a result of the Company's increased use of its working capital credit line partially offset by lower interest rates.

      The Company's income tax provision for the third quarter of 1996 was 38.0% or $402,353. The Company's effective tax rate of 18.0% or $219,946 in the third quarter of 1995 included the utilization of net operating loss carry-forwards generated in prior years.

      The Company's net earnings for the quarter ending September 30, 1996 was $656,471 compared to $1,001,977 for the same period of 1995 for the reasons discussed above.

b.    Results of Operations.
      Comparisons of the Company's first nine months (January 1, 1996 - September 30, 1996) of the current fiscal year ("1996") with the first nine months (January 1, 1995 - September 30, 1995) of the last fiscal year ("1995").

      Net sales for the nine months ending September 30, 1996 were $123,234,423 as compared to $103,685,546 in the same period of 1995. The Company's Branded Division had increased sales of $4,347,173 for the first nine months ending September 30, 1996 going from $81,386,577 in 1995 to $85,733,750 in the same period of 1996 primarily due to increased sales of commodity cheddar cheese and increases in selling prices. Sales for the Company's cheese and dairy products trading business increased by 68.2% or $15,205,717 to $37,498,346 from $22,292,629 for the comparative period of
      1995 due to increased sales unit volume and higher average selling price.

      As a percentage of sales, gross profit decreased to 21.9% in the first nine months of 1996 from 26.5 in the comparable period of 1995. This decrease was the result of the increased sales at the Company's cheese and dairy products trading business, where gross profit as a percent of sales is lower and the higher cost to purchase cheese resulting from higher commodity prices, partially offset by continuing manufacturing efficiencies. Gross profit decreased by $495,376 in the nine months ending September 30, 1996 going from $27,467,552 in 1995 to $26,972,176 in 1996.
      This decrease was the result of the higher cost to purchase cheese resulting from higher commodity prices, partially offset by continuing manufacturing efficiencies.

      As a percentage of sales, selling and administrative expenses decreased from 22.3% in the first nine months of 1995 to 19.3% in the comparable period of 1996. Selling and administrative expenses increased from $23,087,698 in the first nine months of 1995 to $23,825,751 in the same period of 1996. The major contributors to this increase were from commission and promotion expenses.

      The Company's operating profit decreased by $1,233,429 from $4,379,854 in the first nine months of 1995 to $3,146,425 in the comparable period of 1996. Operating profit as a percent of net sales decreased to 2.6% in the first nine months of 1996 compared to 4.2% in the first nine months of 1995 due to the lower gross profit previously discussed.

      Net interest expense in the first nine months of 1996 was $645,515 a decrease of $171,142 from the comparable period of 1995, as a result of the Company's decreased use of its working capital credit line and lower interest rates.

      The Company's income tax provision for the first nine months of 1996 was 38.0% or $950,346. The Company's effective tax rate of 13.0% or $466,126 in the first nine months of 1995 included the utilization of net operating loss carry-forwards generated in prior years.

      The Company's net earnings for the nine months ending September 30, 1996 was $1,550,564 compared to $3,233,376 for the same period of 1995 for the reasons discussed above.

c.    Financial Condition

      The major sources of cash for the nine months ending September 30, 1996 came from net earnings, proceeds from stock option exercises and the decrease in accounts payable. The major uses of cash for the nine months ending September 30, 1996 were to fund increases in accounts receivable and inventory. On October 17, 1996, the Company renegotiated and reduced its asset based revolving credit to $15,000,000. The revolving credit facility in the amount of $13,500,000 and an equipment credit facility in the amount of $1,500,000 have been extended through March 2, 2000. As of October 22, 1996, the Company had approximately $4,500,000 available on its revolving credit facility and $1,500,000 available on its equipment credit facility.

      The bank has agreed that the Company may use up to $1 million under the revolving credit facility to fund the Company's previously announced plans to repurchase shares of its common stock. As of November 1, 1996, the Company had repurchased 50,700 shares of common stock for a total cost of $281,047. The Company anticipates purchasing shares with the balance of the $1 million, but the actual number of shares purchased, the time of purchase and the prices at which they will be purchased will be dependent on future conditions.

PART II. Other Information


Item 1.      Legal Proceedings

      On August 2, 1996, the Company was served in a class action litigation pending in the United States District Court for the Eastern District of Wisconsin. In October, 1996, the Company was joined as a defendant in a second class action suit pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiff's lawyer, and were brought on behalf of the same class. However, the named plaintiffs and class representatives in the first action are Illinois residents whereas the named plaintiffs and class representatives in the second action are Wisconsin residents. The second action was brought to help defeat a then pending motion to transfer the first case to Illinois. The motion to transfer has been denied and a motion by plaintiffs to consolidate the two cases is now pending.

      Both complaints contain allegations of violations under the federal antitrust acts as well as claims of misrepresentation and breach of contract and name Kraft Foods, Inc., Borden, Inc., The National Cheese Exchange, Inc. and the Company as defendants. Unspecified damages and injunctive relief are sought. These actions are based on an alleged conspiracy to manipulate the price of bulk cheese on The National Cheese Exchange.

      On September 9, 1996, in litigation commenced by the Company in 1995 in United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden, Inc. Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, a motion for partial summary judgment was granted in favor of Borden and Schreiber. This decision has been appealed to the U.S. Court of Appeals for the Federal Circuit in Washington D.C. and it is anticipated that the appeal will be heard with the currently pending appeal of an earlier grant of summary judgment in favor of Kraft. A motion for partial summary judgment by the fourth defendant Beatrice was denied in September 1996.

      In addition, in this litigation, motions have been filed by Kraft to have the case declared exceptional under Section 285 of the Patent Statute and by Borden and Schreiber to have the case declared exceptional in part. If the motions are granted, it is anticipated that the Company would appeal. If the case is ultimately declared exceptional, the Company may be liable to those parties for some portion of their reasonable attorneys fees and expenses.

Item 6.      Exhibits and Reports on Form 8-K

        a.   Exhibit.

             Exhibit 11    Computation of Earnings per Share of Common Stock

        b.   Form 8-K Reports.

             There were no current reports on Form 8-K filed by the registrant during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.


By:          /s/ Carl T. Wolf
             Carl T. Wolf, President and Chairman of the Board
             (Principal Executive Officer)


Dated:       November 13, 1996



By:          /s/ Arthur Karmel
             Arthur Karmel, Vice President-Finance (Chief Accounting Officer)



Dated:       November 13, 1996

Exhibit 11.


                            ALPINE LACE BRANDS, INC.

                Computation of Earnings Per Share of Common Stock



                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,

                                 1996         1995         1996          1995


Net Earnings for the Period $ 656,471   $1,001,977   $1,550,564    $3,233,376

Preferred Stock Dividends      42,188       42,188      126,563        82,031
Earnings Applicable to
 MCT Dairies, Inc. Option      85,244        1,474       87,480         3,606
Net Earnings for Computation
of Earnings Per Share         529,039(A)   958,315(A) 1,336,521(A)  3,147,739(A)

Weighted Average
Number of Common
Shares Outstanding:

     Weighted Average
     Number of Issued
     and Outstanding
     Common Shares (1)      5,128,001    5,040,287    5,143,072     5,040,287

     Incremental Shares
     Attributable to
     Assumed Exercise
     of Stock Options
     and Warrants (2)          98,158      322,853      106,153       245,830

     Weighted Average
     Number of Common
     Shares (1) + (2)       5,226,159(B) 5,363,140(B) 5,249,225(B)  5,286,117(B)

Earnings Per
Common and Common
Equivalent Share            $ .10(A)/(B) $ .18(A)/(B) $ .26(A)/(B)  $ .60(A)/(B)