Form 10-K
period 1996-12-31
ALPINE LACE BRANDS INC
filed 1997-03-24
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996 Commission file number 0-15584

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

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997:

                   Common stock, $.01 par value: $18,646,451

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the close of the period covered by this report:

                                5,106,536 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement to be prepared in connection with the 1997 annual meeting of shareholders are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

General

Alpine Lace Brands,  Inc.  (the  "Company")  has two principal  businesses.  The
Company's branded cheese and deli meat business develops, markets and distributes nutritionally oriented cheeses and deli meats under its own label and operates a converting and packaging facility through a wholly-owned subsidiary, Dakota Farms Cheese, Inc. ("DFC"), formerly known as Marolf Dakota Farms Cheese, Inc., a Delaware corporation, located in Sturgis, South Dakota. Through February 17, 1994, the Company packaged and converted cheese under private labels through the Company's wholly-owned subsidiary, Mountain Farms, Inc. ("MFI"), a Utah corporation, in which a 65% interest was sold on that date. The Company's cheese and dairy products trading business is operated through MCT Dairies, Inc. ("MCT"), a New Jersey corporation and a wholly-owned subsidiary of the Company.

The Company was incorporated in Delaware on February 14, 1986.

Branded Business

The principal branded cheeses currently marketed by the Company are the Alpine Lace(R) brand line of cheeses, which are generally lower in sodium and lower in fat and cholesterol than cheeses made from whole milk, and the Alpine Lace(R) fat free brand line of fat free cheese products. The Company also develops and markets deli meats, which are also generally lower in sodium and fat and cholesterol than other deli meats. The Company generally purchases these products from independent manufacturers who utilize the Company's proprietary recipes and markets them throughout the United States under its own trademark. DFC converts and packages Alpine Lace(R) brand dairy case sliced cheeses for retail and club store sales and does private-label packaging. As a result of a restructuring of the Company's operations (See Note F to the Consolidated Financial Statements) in December of 1994, DFC ceased producing skim milk cheese, including skim milk cheese used by the Company and terminated its DFC product line of DFC brand Colby, Cheddar, and Monterey Jack cheeses marketed by the Company.

The Company's branded cheese and deli meat business (excluding DFC) had revenues before intercompany eliminations in 1996, 1995, and 1994 of $130,869,866, $124,933,243, and $117,258,595, respectively. In 1996, 1995, and 1994, DFC had revenues before intercompany eliminations of $15,319,946, $14,353,026, and $14,152,399, respectively.

Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese

Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese, a pasteurized part-skim milk cheese, is the Company's largest selling product constituting approximately 50% of its branded cheese sales. The product is offered for sale to consumers in supermarkets, delicatessens, club stores and specialty food stores, with most sales made in the delicatessen sections of supermarkets. It is primarily sold in bulk quantities by the Company and is sliced or cut into chunks for consumers at the retail store, and in retail packages sold in the dairy case section of supermarkets, warehouse club stores and grocery stores.

Sales of this product commenced in January, 1984, and the Company currently sells Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese to approximately 1,000 customers, primarily supermarket chains, supermarket food distributors, warehouse club stores and specialty food store distributors.

Alpine Lace(R) Reduced Fat and Reduced Sodium American and Hot Pepper Flavor Pasteurized Process Cheese Product; and Reduced Sodium Muenster Cheese, Reduced Fat Mozzarella Cheese, Reduced Fat and Reduced Sodium Cheddar Cheese, Reduced Fat and Reduced Sodium Provolone Cheese, and Reduced Fat and Reduced Sodium Colby Cheese.

These products (aside from the American and Hot Pepper Flavor Pasteurized Process Cheese Product) are natural cheese products. Except for Reduced Fat Mozzarella Cheese, all have up to 50% less sodium than their typical cheese counterparts. Aside from the Reduced Sodium Muenster Cheese, all of these products are lower in cholesterol and lower in fat and calories than their typical counterparts.

Other Cheeses

Other products introduced in late 1995 include Alpine Lace(R) Reduced Fat Feta Cheese, which contains 33% less fat than regular Feta, and Alpine Lace(R) Fat Free Shredded Parmesan, which features 60% less calories, 88% less cholesterol and 25% less sodium than regular Parmesan cheese.

Alpine Lace(R) Fat Free Cheese Products

The Company introduced Alpine Lace(R) fat free cheese products for the retail dairy case in the Summer of 1990 and currently sells these products to about 75% of all major supermarket chains in the U.S. and to a lesser extent into other trade channels.

Alpine Lace(R) Fat Free Turkey Breast

Alpine Lace(R) Fat Free Turkey Breast was introduced in May, 1995 and is now available in about 25% of the nation's supermarkets. Besides the fat free benefit, this product also contains 63% less sodium than regular turkey breast.

Alpine Lace(R) Deli Hams

The Company now offers two ham products that are sold in the  supermarket  deli:
Alpine Lace(R) Boneless Cooked Ham and Alpine Lace(R) Honey Ham, which was introduced in August of 1995. Both products are high quality hams and are 97% Fat Free and offer sodium reductions of 45% and 33%, respectively.

Manufacturing

In 1995, the Company ceased manufacturing any of its branded cheeses. The Company either owns or has significant rights to the respective recipes or manufacturing processes for most of its products, including Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese, which are now manufactured by independent manufacturers.

Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese is manufactured in a privately owned facility under a contract granting the Company the exclusive right to purchase the product (with a minor exception). The agreement requires the manufacturer to supply the Company's requirements of the cheese through December, 2000, with successive five year renewal periods thereafter, unless terminated by either party. The Company may purchase, with the reasonable consent of the manufacturer, up to 10% of its requirements for the product from another source. As part of the agreement with the primary manufacturer, entered into in July, 1988, the Company obtained an exclusive license to use such manufacturer's Reduced Fat and Reduced Sodium Swiss Cheese recipe for the production of this cheese (subject to paying license fees based on volume produced) if the manufacturer elects not to renew the agreement, breaches the agreement, or undergoes a change in control. The Company also has a limited exclusive license to produce this cheese to cover certain shortfalls in the manufacturer's production.

At present, there are adequate supplies of raw materials, primarily milk, used by the Company's suppliers in manufacturing the Company's products. The average relevant commodity market prices were at record high levels in 1996. The Company expects these commodity market prices to decrease in 1997.

Gamay Technology Acquisition

In May, 1990, the Company acquired all patents pending and technology for fat free and low fat cheese and cultured dairy products as well as certain assets, rights and technologies from Gamay Foods, Inc. for approximately $1.85 million in cash and the issuance of restricted special stock warrants to purchase 75,000 shares of the Company's common stock at the stock market price at the time of the warrants' issuance. Additionally, the Company has agreed to pay a royalty to Gamay on future sales of products associated with the acquisition. On February 24, 1995, the Company and Gamay modified their royalty agreement (See Note J to the Consolidated Financial Statements). The Company has applied this technology to create its Alpine Lace(R) fat free line of cheeses.

Marketing and Advertising

Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese was sold in all 70 U.S. geographic markets at the end of 1996 and was available, according to the Company's estimates, in approximately 45,000 retail stores in those markets. Other Alpine Lace(R) brand cheeses and deli meats were sold in approximately 30,000 stores nationwide. The Company's marketing program places substantial emphasis upon advertising and promotion, primarily television advertising, as well as point of sale merchandising and cooperative retailer promotions and advertisements.

The Company received Kosher certification for its line of fat free cream cheeses and spreads and its Reduced Fat and Reduced Sodium Swiss Cheese, which represents over 50% of the Company's delicatessen business. Packages bearing the kosher symbol in the deli case include: Alpine Lace(R) Reduced Fat and Reduced Sodium Swiss Cheese, Fat Free Cream Cheese with Garden Vegetables, Fat Free Cream Cheese with Garlic and Herbs and Fat Free Mexican Nacho Cheese Spread.

The Company also received Kosher approval from the Union of Orthodox Jewish Congregations of America for industrial use of its full line of Fat Free Cheeses. These products bearing the "O-U" label include: Alpine Lace(R) Fat Free Cheddar, Mozzarella, Swiss and Parmesan flavor skim milk cheeses.

The Company has been actively selling its products to the food service and club store industries. Where appropriate, special sized packs of Alpine Lace(R) brand cheese products have been developed.

Distribution

The largest single customer of the Company's branded cheese and deli meat business accounted for approximately 5% of the 1996 branded cheese and deli meat sales revenues, and the eight largest customers accounted for approximately 27% of such sales revenues. Sales, whether to supermarket chains, distributors, or others, are typically made through independent sales agency firms (food brokers), which may also deal with cheeses and deli meats manufactured or distributed by other companies. These sales agency firms also participate in local promotional activities and in-store merchandising for the Company's products.

Cheese Converting, Packaging and Manufacturing Operations

On February 17, 1994, the Company sold 65% of the outstanding shares of common stock of its then wholly owned MFI cheese converting and packaging subsidiary. At December 31, 1994, the Company recorded a charge of $1,517,757 to write-down to zero the carrying value of its investment and related assets and expenses in MFI. In addition, the Company recorded a charge of $1,070,700 relating to the cancellation of its supply agreement with MFI which was payable over twenty- six monthly installments ending February, 1997. Beginning in February 1995, the Company moved its converting and packaging requirements from MFI to an outside supplier (See Note E to the Consolidated Financial Statements).

In connection with the Company's restructuring plan approved in December 1994, the Company closed its skim milk cheese production facility at DFC in January 1995. In addition, DFC cheese products were discontinued in December 1994. DFC continues to convert and package the Company's warehouse club store and dairy case sliced cheeses sold under the Alpine Lace(R) brand and does private-label packaging.

Cheese and Dairy Products Trading Business

The Company's cheese and dairy products trading activities are performed by its wholly owned subsidiary, MCT Dairies, Inc. This business purchases, almost always as principal, bulk packaged quantities of domestic and imported cheese and dairy products. The size of purchases ranges generally from 3,000 to 42,000 pounds. Substantially all of the products purchased and then sold are bulk cheese, butter, whey, nonfat dry milk powder, animal feed, dairy flavorings, casein and caseinates, and buttermilk. MCT generally purchases cheese and dairy products to fill purchase orders received from its customers, although it will buy limited amounts of product without specific sales commitments, to be held in inventory for future sale (and stored in public warehouses, if necessary).

MCT also exports cheese and dairy products either directly or under the auspices of various U.S. government assisted programs. In 1992, MCT became active in world market trading of non-cheese dairy products. From time to time MCT will act as a broker and receive a commission, although to date commissions have not been significant.

In 1996, MCT sold to approximately 32 manufacturers/processors, 78 distributors, and approximately 31 cheese and dairy products trading firms. The largest two customers each accounted for approximately 20% of the Company's cheese and dairy products trading revenues in 1996.

In 1996, 1995, and 1994, MCT had revenues before intercompany eliminations of $50,994,974, $41,931,335, and $34,864,953, respectively.

Government Regulation

The Company and its suppliers are subject to extensive regulation by various government agencies which, pursuant to statutes, rules and regulations, prescribe quality, purity, manufacturing, advertising and labeling requirements. Food products are often subject to "standard of identity" requirements, which are promulgated at both the Federal and state level, that set forth the permissible qualitative and quantitative ingredient content of foods, and information that must be provided on food product labels. The Federal Food and Drug Administration ("FDA"), United States Department of Agriculture ("USDA"), Federal Trade Commission and many states review product labels and advertising.

The Company's branded cheese products and deli meats meet the current applicable FDA, USDA, and state requirements and its advertising and labels accurately describe its products. The Company has made changes in its advertising and labeling in response to the new labeling laws.

Food manufacturing, processing and packaging facilities of the Company and its suppliers are subject to inspection by various Federal and state regulatory authorities and must comply with various health and safety regulations.

Trademarks and Patents

Product identification is important in marketing the Company's products, and the Company seeks to protect the brand identification it has developed. The Company and its subsidiaries own a number of registered trademarks including the Company's primary trademark, ALPINE LACE(R).

Since 1992, the Company has been issued five U.S. patents for the manufacture of fat free and low fat cheese and cheese products. The Company has also obtained similar patent protection in New Zealand. Additionally, the Company either owns or has significant rights to the recipes and manufacturing processes of substantially all of its Alpine Lace(R) reduced fat and fat free products.

Competition

The Company's Alpine Lace branded products compete intensively with many established domestic and foreign brands which are, in many cases, less expensive than the Company's products. Many of these products are marketed by companies with greater financial and other resources than those of the Company. The Company believes that the Alpine Lace(R) brand is currently one of the five largest advertised brands of cheese in measured media in the United States. The Company's primary cheese products have certain health-related characteristics that the Company believes differentiate them from many other cheeses; nevertheless, the Company faces significant competition from cheese products with similar characteristics. The principal competitors with the Company's products in the reduced sodium, fat free and/or reduced fat cheese fields are Lorraine(R) cheese, a cheese which the Company believes resembles Swiss cheese in some respects, which is produced by Stella Cheese Co., Inc., Kraft Free(R) and other reduced fat cheese products marketed by Kraft Foods, Inc. and Healthy Choice(R) marketed by Beatrice Cheese Co., Inc., a division of Con Agra.

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

Employees

The Company and its subsidiaries currently have 134 employees.

Business Segment Information

The Company's operations consist of two segments: (1) The branded cheese business which develops, markets, distributes, packages and converts branded cheeses, deli meats and other specialty food products; and (2) the cheese and dairy products trading business.

Information about the Company's operations in different industry segments for the years ended December 31, 1996, 1995, and 1994 is disclosed in Note N to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

The Company's 7,575 gross square foot administrative offices, located in a modern office building in Maplewood, New Jersey, are under two leases providing for annual rentals of $44,460 and $100,048, respectively, and both expiring April 30, 2000. The Company believes that this present space is sufficient for its present business operations (excluding DFC) for the foreseeable future.

DFC's facilities are located within the incorporated limits of Sturgis, South Dakota. DFC owns 2.25 acres of land and two buildings. The buildings consist of a 1,440 square foot truck garage and a 16,940 square foot packaging and warehousing building where cheese is cut into consumer packaged products. An administrative office was built atop of the packaging and warehousing building due to the sale of the 2,812 square foot administrative office building in 1995. The 9,370 square foot production building was also sold during 1995 due to the closing of the skim milk cheese operation.

ITEM 3.  LEGAL PROCEEDINGS

During 1996, the Company was joined as a defendant in two separate class actions pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiffs' lawyers, and were brought on behalf of the same class. Both complaints allege conspiracy among the Company, Kraft Food, Inc., Borden, Inc., and the National Cheese Exchange, Inc. to, among other things, manipulate cheese prices and unreasonably restrain trade in violation of the Sherman Act. Both cases also assert state law claims for fraud and misrepresentation, and breach of contract. Both complaints seek unspecified actual and punitive damages and injunctive relief.

In December, 1996, a motion for class certification was denied in the first of these cases, and that case is currently proceeding on behalf of the named plaintiffs only. In the second case, plaintiffs have filed a motion to dismiss without prejudice; defendants have opposed dismissal on those terms. The motion is still pending. The Company intends to continue to vigorously defend these actions.

In 1995, the Company commenced litigation in the United States District Court for the District of New Jersey against Kraft Foods, Inc. Borden, Inc., Beatrice Cheese, Inc., and Schreiber Foods, Inc. alleging infringement of its patent for the manufacture of low fat cheese. Summary judgment was granted in favor of Kraft in March, 1996 and partial summary judgment regarding one production facility was granted in favor of Borden and Schreiber in September, 1996. Both summary judgment decisions have been appealed to the United States Court of Appeals for the Federal Circuit and the appeals have been consolidated. A motion for partial summary judgment by the fourth defendant, Beatrice, was denied in September, 1996.

In addition, in this litigation, motions have been filed by Kraft to have the case declared exceptional under Section 285 of the Patent Statute and by Borden and Schreiber to have the case declared exceptional in part. If the motions are granted, it is anticipated that the Company would appeal. If the case is ultimately declared exceptional, the Company may be liable to those parties for some portion of their reasonable attorneys' fees and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: LACE.

The Nasdaq Stock Market  quotations set forth in the table reflect  inter-dealer
prices,  without  retail  mark-up,  mark-down  or  commission,   which  may  not
necessarily represent actual transactions.

                                                  COMMON
                                          HIGH               LOW

First Quarter, 1995                       7.63              3.50
Second Quarter, 1995                      9.31              6.50
Third Quarter, 1995                      11.50              7.63
Fourth Quarter, 1995                     12.13              9.50

First Quarter, 1996                      10.63              6.50
Second Quarter, 1996                      6.75              5.13
Third Quarter, 1996                       6.25              4.50
Fourth Quarter, 1996                      6.47              5.13


First Quarter, 1997                       6.50              5.13
 (through March 6, 1997)

As of the close of business on March 6, 1997, there were 216 registered holders of record of the Company's common stock. The Company estimates that there are over 2,835 beneficial owners of its common stock.

The Company has never declared cash dividends on its common stock and has no present intention of declaring such cash dividends in the foreseeable future. Cash dividends are restricted by the Company's bank credit facility agreement; see Note G to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA1


                                                Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994    Dec. 31, 1993    Dec. 31, 1992

Selected Data from Statement
   of Operations:
   Net sales ................................   $ 161,896,522   $ 145,043,395   $ 132,354,808    $ 180,745,614    $ 167,306,297
   Earnings (Loss) before
     cumulative effect
     of an accounting
     change & extraordinary
     item ...................................       1,902,004       3,912,028      (3,122,989)      (4,040,254)           8,723
   Extraordinary item2 ......................            --           103,760            --               --               --
   Cumulative effect of an
     accounting change3 .....................            --              --              --               --            (49,000)
   Net earnings (loss) ......................       1,902,004       4,015,788      (3,122,989)      (4,040,254)         (40,277)
   Preferred stock dividends ................         168,750         121,513            --               --               --
   MCT Dairies, Inc. option .................         107,751            --              --               --               --
   Net earnings (loss)
     applicable to common
     shareholders ...........................       1,625,503       3,894,275      (3,122,989)      (4,040,254)         (40,277)
   Net earnings (loss) per share
     of common stock:
        Earnings (Loss)
        before cumulative
        effect of an accounting
        change & extraordinary item .........             .31             .72            (.62)            (.81)            --4
        Extraordinary item ..................            --               .02            --               --               --
        Cumulative effect of an
        accounting change3 ..................            --              --              --               --               (.01)
   Net earnings (loss) per share ............             .31             .74            (.62)            (.81)            (.01)

   Selected Balance Sheet Data5:
     Current assets .........................      23,045,979      20,422,667      22,916,704       28,619,853       24,008,873
     Current liabilities ....................      13,368,157      15,363,586      18,751,765       18,949,907       13,401,972
     Working capital ........................       9,677,822       5,059,081       4,164,939        9,669,946       10,606,901
     Total assets ...........................      28,571,335      26,276,701      28,936,515       38,056,602       35,896,521
     Long-term liabilities
        (less current
            maturities) .....................       7,903,878       5,817,868      10,716,233       16,515,189       15,843,190
     Stockholders equity
        (deficiency) ........................       7,299,300       5,095,247        (531,483)       2,591,506        6,651,359


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

3 Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note H to the Consolidated Financial Statements.

4 Rounds to less than one cent earnings per share.

5 The comparability of the selected balance sheet data is affected by the reclassification of net assets of MFI to Investment in and advances to MFI as of December 31,1993. See "Business - Cheese Converting, Packaging and Manufacturing Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


1996 versus 1995

The Company's sales increased by $16,853,127 or 11.6% from $145,043,395 in 1995 to $161,896,522 in 1996. Sales in the branded cheese segment increased $4,910,476 or 4.5% from $108,752,854 in 1995 to $113,663,330 in 1996. The increase in branded business resulted from increased selling prices partially offset by a 2.2% volume decrease. The Company's cheese and dairy products trading business sales for 1996 were $48,233,192, an increase of $11,942,651 or 32.9% from $36,290,541 in 1995 primarily due to increased sales unit volume and higher average selling prices.

As a percentage of sales, gross profit decreased from 24.7% in 1995 to 21.8% in 1996. This decrease was the result of the increased sales at the Company's cheese and dairy products trading business, where gross profit as a percent of sales is lower, and the higher cost to purchase cheese resulting from higher commodity prices. Gross profit decreased by $599,960 or 1.7% from $35,823,401 in 1995 to $35,223,441 in 1996 primarily due to the higher cost to purchase cheese resulting from higher commodity prices and decreased volume in the branded division.

Operating expenses increased by $860,401 from $30,470,848 in 1995 to $31,331,249 in 1996 representing an increase of 2.8%. The major contributors to the selling expense increase of $893,074 were from promotion and commission expenses. Administrative expenses decreased $32,673 from $4,854,554 in 1995 to $4,821,881 in 1996.

Interest expense (net) decreased by $155,077 or 15.6% from $995,649 in 1995 to $840,572 in 1996, as a result of the Company's decreased use of its working capital credit line and lower interest rates.

The provision for income taxes increased $704,740 from $444,876 in 1995 to $1,149,616 in 1996. The 1995 effective tax rate of 10.1% included the utilization of net operating loss carry-forwards generated in prior years. The 1996 effective tax rate is 37.7%.

1995 versus 1994

The Company's sales increased by $12,688,587 or 9.6% from $132,354,808 in 1994 to $145,043,395 in 1995. Sales in the branded cheese segment increased $4,748,681 or 4.6% from $104,004,173 in 1994 to $108,752,854 in 1995. The increase in branded business resulted from increased sales in the Alpine Lace Branded Division offset by a slight decrease in sales from DFC. The Company's cheese and dairy products trading business sales for 1995 were $36,290,541, an increase of $7,939,906 or 28.0% from $28,350,635 in 1994 primarily due to increased sales of commodity cheddar cheese.

As a percentage of sales, gross profit decreased from 24.8% in 1994 to 24.7% in 1995. Gross profit as a percent of sales decreased principally as a result of the 28% sales increase in the cheese and dairy products trading business, which has lower gross profit margins than the branded division. Gross profit increased by $2,988,544 or 9.1% from $32,834,857 in 1994 to $35,823,401 in 1995 primarily due to the 9.6% increase in sales, along with the lower cost to purchase cheese resulting from lower commodity prices and continuing manufacturing efficiencies.

Operating expenses decreased by $3,850,358 from $34,321,206 in 1994 to $30,470,848 in 1995 representing a decrease of 11.2%. The operating expense decrease is due to the 1994 restructuring charge of $2,640,238 associated with a plan to cease production of skim milk cheese at its DFC subsidiary and the termination of its supply agreement with MFI. In addition, in 1994, the Company recorded a charge of $1,517,757 to write down the carrying value of its investment and related assets in MFI and related expenses (See Note E to the Consolidated Financial Statements). Selling expenses remained the same in 1995 and 1994 at $25,600,000.

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

Inflation

The Company believes that in 1997 it will be able to pass raw material cost increases of approximately up to 10% on to its customers, as will its competitors. However, the Company believes that substantial price increases of over 10% might have a negative impact on demand for all cheese purchases by consumers and may be borne in part by the Company, thereby reducing earnings.

Liquidity; Capital Resources

The major uses of cash for 1996 were to fund increased inventory, decreased accounts payable, increased accounts receivable, and treasury stock purchases. These expenditures were financed by increased drawings under the Company's revolving credit facility, net earnings, and proceeds from stock option exercises.

In October 1996, the Company reduced its revolving credit and equipment credit facility by a total of $4 million to $13,500,000 for the revolving credit facility and $1,500,000 for the equipment facility. The term of the agreement was also extended from March 1998 to March 2000. This amendment resulted in reduced interest and service charges to the Company. While the Company expects that this facility will be sufficient to finance currently anticipated working capital and equipment requirements generally, a temporary increase of $2,000,000 was provided by the lender in early 1997 in order to purchase excess inventory and will be repaid as the inventory is sold. As of March 13, 1997, the Company had approximately $3,500,000 available on its $15,500,000 revolving credit facility (See Note G to the Consolidated Financial Statements).

The major providers of cash for 1995 came from net earnings and the decrease in accounts receivable. On March 27, 1995, the Company redeemed its subordinated note payable and common stock purchase warrants for $3,000,150 and accrued interest of $42,750. The majority of the funds for the redemption came from the issuance of $2,250,000 of 7.5% cumulative preferred stock on March 22, 1995, which resulted in net proceeds of approximately $2,000,000. The securities are convertible into common stock of the Company at a conversion price of $7 3/8 for five years, at which time the Company must either force a conversion at market price of the common stock or redeem the preferred stock. On March 27, 1995, the Company used the proceeds (along with cash made available through the Company's revolving credit facility) to repurchase $3 million in subordinated debt and 353,895 warrants.
                                       14

Fixed asset acquisitions for 1995 were $995,196 mainly due to the purchase of a high-speed slicer at the Company's DFC facility. Proceeds from the sale of fixed assets were $452,812 due to the sale of equipment and buildings at the DFC facility in connection with the closing of the skim milk cheese operation.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            ALPINE LACE BRANDS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page




Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1996 and 1995                F-3

Consolidated Statements of Operations
for the Three Years Ended
December 31, 1996, 1995 and 1994                                            F-5

Consolidated Statement of Stockholders'
Equity (Deficiency) for the Three Years
Ended December 31, 1996, 1995 and 1994                                      F-6

Consolidated Statements of Cash Flows
for the Three Years Ended
December 31, 1996, 1995 and 1994                                            F-7

Notes to Consolidated Financial Statements                                  F-9

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers of the Company contained in the Company's Proxy Statement for its Annual Meeting to be held on May 22, 1997, to be filed within 120 days of December 31, 1996 pursuant to Regulation 14A under the Securities Act of 1934 (the "Company's 1997 Proxy Statement") is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

The information regarding remuneration of and transactions with management in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information regarding ownership of the Company's securities by certain other beneficial owners and management in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding relationships and related transactions with management and others in the Company's 1997 Proxy Statement is incorporated herein by reference.

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

                    -  Report of Independent Certified Public
                       Accountants.                                        F-2

                    -  Consolidated Balance Sheets as of
                       December 31, 1996 and 1995.                         F-3

                    -  Consolidated Statements of Operations
                       for the Three Years Ended December
                       31, 1996, 1995 and 1994.                            F-5

                    -  Consolidated Statement of Stock-holders'
                       Equity (Deficiency) for the Three Years
                       Ended December 31, 1996, 1995 and 1994.             F-6

                    -  Consolidated Statements of Cash
                       Flows for the Three Years Ended
                       December 31, 1996, 1995 and 1994.                   F-7

                    -  Notes to Consolidated Financial
                       Statements.                                         F-9

Schedules other than those listed above have been omitted as not being required or because the information required to be submitted has been included in the financial statements or notes thereto.

(b) The Company filed the following Reports on Form 8-K during the last quarter of 1996:

- None

(c)Exhibits:

(3.1) Certificate of Incorporation, as amended

(3.2) By-Laws 8

(4.1)(a) Loan and Security Agreement, dated March 3, 1993, among Barclays Business Credit, Inc., the Company, Market Cheese Traders, Inc., and Mountain Farms, Inc. 8

(b) $1,000,000 Secured Promissory Note (Term Loan), dated March 3, 1993, from the Company, Market Cheese Traders, Inc., and Mountain Farms, Inc. to Barclays Business Credit, Inc. 8

(c) $3,500,000 Secured Promissory Note (Equipment Loan), dated March 3, 1993, from the Company, Market Cheese Traders, Inc., and Mountain Farms, Inc. to Barlcays Business Credit, Inc. 8

(d) Amendment to Loan and Security Agreement, dated October 17, 1996, among Fleet Capital Corporation (successor to Barclays Business Credit, Inc.) and Alpine Lace Brands, Inc., MCT Dairies, Inc. (formerly Market Cheese Traders, Inc.) and Marolf Dakota Farms Cheese, Inc. (now Dakota Farms Cheese, Inc.)

(e) Letter Agreement dated February 10, 1997, among Fleet Capital Corporation, the Company, MCT Dairies, Inc., and Dakota Farms Cheese, Inc.

(4.2) Registration Rights Agreement, dated March 21, 1995, between the Company and the holders designated therein 10

(10.1)(a) Agreement, dated July 18, 1988, regarding supply of Alpine Lace(R) Reduced Fat Swiss Cheese 1

(b) Amendment to Agreement, dated March 1, 1994 regarding supply of Alpine Lace(R) Reduced Fat Swiss Cheese 9

(10.2) Employment Agreement, dated January 4, 1993, between the Company and Carl
T. Wolf 8

(10.3)(a) Employment Agreement, dated February 24, 1986, between the Company and Kenneth E. Meyers 8

(b) Amendment, dated December 10, 1986, between the Company and Kenneth E. Meyers amending the terms of Exhibit 10.3(a) 8

(c) Second Amendment, dated as of January 1, 1988, between the Company and Kenneth E. Meyers extending the term of Exhibits 10.3(a) and 10.3(b) 2

(d) Third Amendment dated December 5, 1989, between the Company and Kenneth E. Meyers extending and amending the terms of Exhibits 10.3(a), 10.3(b) and 10.3(c) 5

(e) Amendment, dated November 8, 1991, between the Company and Kenneth E. Meyers extending the term of Exhibit 10.3(a), 10.3(b), 10.3(c) and 10.3(d) 7

(f) Employment Agreement, dated January 1, 1995, between the Company and Kenneth
E. Meyers 11

(g) Amendment to Employment Agreement, dated March 27, 1996, between the Company and Kenneth E. Meyers

(h) Royalty Agreement, dated January 9, 1997, between the Company and Kenneth E. Meyers

(10.4)(a) Employment Agreement, dated January 4, 1993, between the Company and George Wenger 8

(b) Employment Agreement,  dated January 4, 1993, between the Company and Marion
F. Wolf

(c) Employment Agreement, dated January 4, 1993, between the Company and Arthur Karmel

(10.5)(a) Lease and Lease Modification, both dated November 1, 1988, between Dunnell Associates and First World Cheese, Inc. 4

(b) Lease dated July 31, 1990, between Dunnell Associates and First World Cheese, Inc. 5

(c) Lease Modification, dated December 30, 1992, between Dunnell Associates and Alpine Lace Brands, Inc. (Formerly First World Cheese, Inc.) 8

(d) Lease Modification, dated March 23, 1995, between Dunnell Associates, and Alpine Lace Brands, Inc. 11

(10.6) 1987 Stock Option Plan (As Amended)

(10.7) Stock Purchase Agreement, dated as of November 7, 1989, among Marolf Dakota Farms Cheese, Inc., and Michael F. Marolf, plus First Amendment to Stock Purchase Agreement, dated as of November 27, 1989 3

(10.8)(a) Asset Purchase Agreement dated April 16, 1990, as amended by First Amendment dated May 21, 1990, between the Company, Gamay Foods, Inc. and Dr. Aly Gamay 5

(b) Restricted Special Stock Warrant dated May 21, 1990, from the Company to Gamay Foods, Inc. 5

(c) Gamay License Agreement dated May 21, 1990, among the Company, Gamay Foods, Inc. and Dr. Aly Gamay 5

(d) Independent Consulting Agreement, dated May 21, 1990, between the Company and Dr. Aly Gamay 5

(e) Modification Agreements, dated May 14, 1993, between the Company and Dr. Aly Gamay 9

(10.9) Restricted Special Stock Warrant, dated May 28, 1991, from the Company to Pleasant View Cheeses Corporation (amended and restated) 6

(10.10)(a) Stock Purchase Agreement, dated January 20, 1994, between the Company and Simplot Dairy Products, Inc. 9

(b) First Option to Purchase Stock, dated February 17, 1994, between the Company and Simplot Dairy Products, Inc. 9

(c) Noncompete Agreement, dated February 17, 1994, between the Company and Simplot Dairy Products, Inc. 9

(10.11) Securities Purchase Agreement, dated March 24, 1995, between the Company and RFE Investment Partner IV L.P. 10

(11) Computation of Earnings (Loss) per Share of Common Stock

(21) Subsidiaries of Registrant

(23) Consent of Independent Certified Public Accountants


1. Indicates that the exhibit is incorporated by reference to the indicated exhibit of Post-Effective Amendment No. 2 to the Registration Statement on Form S-18 of the Company, Registration No. 33-4622-NY.

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

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
    Alpine Lace Brands, Inc.


We have audited the accompanying consolidated balance sheets of Alpine Lace Brands, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpine Lace
Brands, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
February 7, 1997

                                                 Alpine Lace Brands, Inc.

                                                CONSOLIDATED BALANCE SHEETS

                                                       December 31,



                                    ASSETS                            1996          1995



CURRENT ASSETS
    Cash and cash equivalents ..............................   $   393,173   $   459,610
    Accounts receivable - net ..............................    13,431,641    13,068,356
    Inventories ............................................     8,502,197     6,213,256
    Prepaid expenses and other current assets ..............       689,385       681,445
    Deferred tax asset .....................................        29,583

           Total current assets ............................    23,045,979    20,422,667







PROPERTY, PLANT AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization .........     2,250,086     2,335,654








OTHER ASSETS
    Note receivable - Mountain Farms, Inc. .................     1,675,948     1,675,948
    Trademarks, trade names and technology, less accumulated
      amortization of $1,019,739 and $865,061 in 1996
      and 1995, respectively ...............................     1,421,882     1,556,240
    Other ..................................................       177,440       286,192

                                                                 3,275,270     3,518,380

                                                               $28,571,335   $26,276,701





        The accompanying notes are an integral part of these statements.

                                                 Alpine Lace Brands, Inc.

                                                CONSOLIDATED BALANCE SHEETS

                                                       December 31,




                     LIABILITIES AND STOCKHOLDERS  EQUITY               1996          1995


CURRENT LIABILITIES
   Current maturities of obligations under capital leases ....   $   147,519   $   143,083
   Accounts payable ..........................................    11,685,587    12,844,895
   Accrued expenses and other ................................     1,328,328     1,995,784
   Income taxes payable ......................................       206,723       379,824

          Total current liabilities ..........................    13,368,157    15,363,586

LONG-TERM LIABILITIES, less current maturities
   Long-term debt ............................................     7,521,566     5,325,945
   Obligations under capital leases ..........................       281,847       409,561
   Deferred tax liability ....................................       100,465
   Other long-term liability .................................                      82,362

                                                                   7,903,878     5,817,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS  EQUITY
    Preferred stock, par value $.01 per share; authorized
       1,000,000 shares; 45,000 shares issued and outstanding;
       at liquidation amount of $50 per share ................     2,250,000     2,250,000
    Common stock, par value $.01 per share; authorized
       10,000,000 shares; issued and outstanding,
       5,176,636 shares in 1996 and 5,050,136 shares in 1995 .        51,767        50,501
    Additional paid-in capital ...............................     3,602,141     2,611,966
    Retained earnings ........................................     1,916,034       182,780

                                                                   7,819,942     5,095,247
Less
    Common stock in treasury - at cost at December 31, 1996 ..       387,290
    Unearned compensation ....................................       133,352

                                                                   7,299,300     5,095,247

                                                                 $28,571,335   $26,276,701



        The accompanying notes are an integral part of these statements.

                                                 Alpine Lace Brands, Inc.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended December 31,


                                                                      1996            1995            1994


Net sales ................................................   $ 161,896,522   $ 145,043,395   $ 132,354,808
Cost of goods sold .......................................     126,673,081     109,219,994      99,519,951

          Gross profit ...................................      35,223,441      35,823,401      32,834,857

Operating expenses
   Selling ...............................................      26,509,368      25,616,294      25,616,706
   Administrative ........................................       4,821,881       4,854,554       4,546,505
   Restructuring charge ..................................                                       2,640,238
   Write-down of Mountain Farms, Inc. ....................                                       1,517,757
                                                                31,331,249      30,470,848      34,321,206
          Operating profit (loss) ........................       3,892,192       5,352,553      (1,486,349)
Interest expense - net ...................................         840,572         995,649       1,583,040
          Earnings (loss) before income tax provision
             and extraordinary item ......................       3,051,620       4,356,904      (3,069,389)
Income tax provision .....................................       1,149,616         444,876          53,600
          Earnings (loss) before extraordinary item ......       1,902,004       3,912,028      (3,122,989)
Extraordinary item
    Gain from extinguishment of debt, net of income
      taxes of $7,451 ....................................                         103,760

          NET EARNINGS (LOSS) ............................       1,902,004       4,015,788      (3,122,989)

Preferred stock dividends ................................         168,750         121,513
MCT Dairies, Inc. option .................................         107,751

    Net earnings (loss) applicable to common shareholders    $   1,625,503   $   3,894,275   $  (3,122,989)

Earnings (loss) per share of common stock
   Earnings (loss) before extraordinary item .............   $         .31   $         .72   $        (.62)
   Extraordinary item ....................................            --               .02            --

          Net earnings (loss) per share ..................   $         .31   $         .74   $        (.62)

Weighted average number of common and common
    equivalent shares outstanding ........................       5,239,417       5,289,275       5,012,419



        The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  Years ended December 31, 1996, 1995 and 1994


                                                                               Additional  Retained    Unearned  Treasury
                                                Preferred    Common stock      paid-in     earnings    compen-   stock -
                                                    stock   Shares    Amount   capital    (deficit)    sation    at cost       Total


Balance at December 31, 1993 ..................            5012419  $ 50124  $ 3129888  $  (588506)                       $ 2591506
Net loss for the year ended December 31, 1994 .                                           (3122989)                        (3122989)
Balance at December 31, 1994 ..................            5012419    50124    3129888    (3711495)                         (531483)
Proceeds from preferred stock offering, net
   of offering costs of $234,768 .............. $ 2250000                      (234768)                                     2015232
Warrants received on debt repurchase ..........                                (212337)                                     (212337)
Reduction in nonemployee stock option .........                                (275386)                                     (275386)
Exercise of stock options, including income
    tax benefit of $29,000 ....................              37717      377     204569                                       204946
Preferred stock dividends .....................                                            (121513)                         (121513)
Net earnings for the year ended December 31,
    1995                                                                                   4015788                          4015788
Balance at December 31, 1995 ..................   2250000  5050136    50501    2611966      182780                          5095247
Purchase of treasury stock ....................                                                                $(387290)    (387290)
Unearned compensation .........................                                                     $(133352)               (133352)
Exercise of stock options, including income
    tax benefit of $236,359 ...................             126500     1266     990175                                       991441
Preferred stock dividends .....................                                            (168750)                         (168750)
Net earnings for the year ended December 31,
    1996                                                                                   1902004                          1902004
Balance at December 31, 1996 .................. $ 2250000  5176636  $ 51767  $ 3602141  $  1916034  $(133352)  $(387290)  $ 7299300





The accompanying notes are an integral part of this statement.

                                                 Alpine Lace Brands, Inc.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,




                                                                      1996           1995           1994


Cash flows from operating activities
    Net earnings (loss) ....................................   $ 1,902,004    $ 4,015,788    $(3,122,989)
    Adjustments to reconcile net earnings (loss) to net cash
      (used in) provided by operating activities
          Write-down of Marolf Dakota Farms fixed assets ...          --             --        1,251,618
          Write-down of investment in Mountain Farms, Inc. .          --             --        1,333,696
          Write-down of Marolf Dakota Farms trademark ......          --             --          243,680
          Extraordinary item ...............................          --         (103,760)          --
          Depreciation and amortization ....................       625,133        566,251        824,369
          Provision for losses on accounts receivable ......        66,194        200,884        150,956
          Other ............................................       105,455           --             --
          (Gain) loss on sale of fixed assets ..............          --           24,233         (3,718)
          Changes in operating assets and liabilities
               Accounts receivable .........................      (429,479)     2,959,544     (1,107,663)
               Inventories .................................    (2,288,941)      (765,754)     2,104,792
               Prepaid expenses and other current assets ...        (7,940)       120,559        112,546
               Refundable income taxes .....................          --             --        1,014,795
               Other assets ................................        92,717        139,452        184,425
               Accounts payable ............................    (1,159,308)    (1,765,957)     1,519,095
               Accrued expenses and other ..................      (667,456)      (570,018)     1,139,589
               Income taxes payable ........................        63,258        369,374         30,430
               Other long-term liability ...................       (82,362)      (494,169)       576,531

                                                                (3,682,729)       680,639      9,375,141

       Net cash (used in) provided by operating activities .    (1,780,725)     4,696,427      6,252,152

Cash flows from investing activities
   Proceeds from notes receivable ..........................        16,035         14,385         12,907
   Proceeds from sale of Mountain Farms, Inc. ..............          --             --        3,530,013
   Purchase of property, plant and equipment ...............      (384,887)      (995,196)      (275,701)
   Payments for trademarks, trade names
     and technology ........................................       (20,320)        (2,047)       (56,281)
   Proceeds from sale of fixed assets ......................          --          452,812           --

       Net cash (used in) provided by investing activities .      (389,172)      (530,046)     3,210,938


                            Alpine Lace Brands, Inc.

                             Year ended December 31,


                                                                      1996           1995           1994


Cash flows from financing activities
    Payment of obligations under capital leases - net ......   $  (123,278)   $  (218,292)   $  (191,943)
    Costs from issuance or reduction of common stock,
      options and warrants .................................                     (275,386)
    Preferred stock dividends ..............................      (168,750)      (121,513)
    Purchase of treasury stock .............................      (387,290)
    Net proceeds (payments) of notes payable ...............     2,195,621     (5,721,172)    (9,071,670)
    Proceeds from exercise of stock options ................       587,157        175,946
    Net proceeds from issuance of preferred stock ..........                    2,015,232

       Net cash (used in) provided by financing activities .     2,103,460     (4,145,185)    (9,263,613)

       NET (DECREASE) INCREASE IN CASH AND
          CASH EQUIVALENTS .................................       (66,437)        21,196        199,477

Cash and cash equivalents at beginning of year .............       459,610        438,414        238,937

Cash and cash equivalents at end of year ...................   $   393,173    $   459,610    $   438,414


Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest .............................................   $   842,619    $ 1,177,079    $ 1,602,511

      Income taxes .........................................   $ 1,056,321    $    59,549    $   103,246



In connection with the sale of 65% of the outstanding shares of Mountain Farms, Inc. in February 1994, the Company has a note receivable in the amount of $1,675,948 (Note E).






        The accompanying notes are an integral part of these statements.

                            Alpine Lace Brands, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Business and Principles of Consolidation

The consolidated financial statements include the accounts of Alpine Lace Brands, Inc. (the "Company") and its wholly-owned subsidiaries, MCT Dairies, Inc. ("MCT") and Dakota Farms Cheese, Inc. ("DFC"), formerly Marolf Dakota Farms Cheese, Inc. All material intercompany accounts and transactions have been eliminated.

The Company is engaged in the development, marketing and distribution of branded cheeses and deli meats and other specialty food products. Sales of these products are primarily to supermarket chains, food distributors and delicatessens located throughout the United States. MCT is engaged in cheese and dairy products commodity trading. DFC currently converts and packages Alpine Lace(R) brand dairy case sliced cheeses. Prior to 1995, DFC produced skim milk cheese used by the Company in its product line. In addition, DFC converted and packaged DFC brand Colby, Cheddar, and Monterey Jack cheeses marketed by the Company.

2. Revenue Recognition

Sales and related cost of sales are recognized upon shipment of products. Promotional allowances are charged to selling expense.

3. Inventories

Inventories consisting primarily of bulk cheese, cheese products held for resale, raw materials and packaging supplies are stated at the lower of cost or market. Cost is determined using the first-in, first- out method.

4. Property, Plant and Equipment

Property, plant and equipment are depreciated over periods sufficient to relate the cost of such assets to operations over the following estimated service lives:

Building and improvements                              25-31 years
Leasehold improvements                                  3-20 years
Furniture, fixtures and equipment                       3-10 years

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE A (continued)

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes; but accelerated methods are generally used for tax purposes.

5. Earnings Per Share of Common Stock

Earnings per share of common stock was computed by dividing net earnings after deducting preferred dividend requirements and earnings applicable to MCT option (see Note M) by the weighted average number of shares of common stock and common equivalent shares outstanding during the period, including the dilutive effect of warrants and stock options outstanding, if applicable.

6. Income Taxes

The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes are recognized in the accompanying financial statements due to differences between financial and tax reporting.

7. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

8. Other Assets

The costs of patents, trademarks, trade names and technology acquired are amortized by the straight-line method over their estimated useful lives, up to 20 years. On an ongoing basis, management reviews the valuation and amortization of intangibles to determine possible impairment by comparing the carrying value to the undiscounted cash flows of the related assets. Should the Company determine that the intangibles are impaired, it would adjust the intangibles to reflect the fair value at that time.


9. Use of Estimates

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

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE A (continued)

10. Fair Value of Financial Instruments

Based on rates currently available to the Company for bank loans and deposits with similar terms and maturities, the fair value of the company's long-term debt and notes receivable approximate the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, and accounts payable) also approximate fair value.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                                        1996           1995


Leasehold improvements .......................   $   121,115    $   106,176
Furniture, fixtures and equipment ............     2,731,754      2,389,337
Equipment under capital lease ................       973,795        973,795
Land, building and improvements ..............       314,418        289,314

                                                   4,141,082      3,758,622
Less accumulated depreciation and amortization    (1,890,996)    (1,422,968)

                                                 $ 2,250,086    $ 2,335,654



NOTE C - INVENTORIES

Inventories are summarized as follows:

                                                         1996         1995


Cheese inventory..............................     $7,977,847   $5,880,513
Packaging supplies............................        524,350      332,743

                                                   $8,502,197   $6,213,256

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE C (continued)

In connection with the purchase of cheese for anticipated manufacturing requirements, the Company purchases cheese futures and options as deemed appropriate to reduce the risk of future cheese price increases. These futures and options are accounted for as hedges. Under hedge accounting, gains and losses are deferred and recognized in the cost of goods sold as part of the product cost. The Company can be exposed to losses in the event of nonperformance by the other parties to the futures or options. However, the Company does not anticipate nonperformance by the parties. At December 31, 1996, the Company did not own any futures and options contracts.


NOTE D - CAPITALIZED LEASES

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 1996:

Year ended December 31,
1997 ......................................   $177,498
1998 ......................................    171,875
1999 ......................................    122,583
2000 ......................................      9,165

Net minimum lease payments ................    481,121
Less amount representing interest .........     51,755

Present value of net minimum lease payments   $429,366

Current portion ...........................   $147,519
Noncurrent portion ........................    281,847

                                              $429,366


Equipment under capitalized  leases at December 31, 1996 and 1995 of $974,000 is
presented   net  of   accumulated   amortization   of  $544,000  and   $421,000,
respectively.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE E - MOUNTAIN FARMS, INC.

On February 17, 1994, the Company sold common stock representing 65% of the outstanding shares of MFI. After the sale, MFI owed the Company $1,675,948, which is evidenced by an unsecured note payable, due ten years from closing with accrued interest at LIBOR plus 1/4%. The sales proceeds, net of expenses, approximated the company's proportionate investment in MFI at December 31, 1993. In addition, the Company entered into a three-year supply agreement with MFI whereby MFI was to convert products for the Company in an amount not less than 3,000,000 pounds annually. In December 1994, in connection with a restructuring of the company's operations (Note F), the Company terminated the supply agreement with MFI. In addition, based on an evaluation of the recoverability of its investment in MFI, the Company recorded a charge of $1,517,757 in 1994 to write down to zero the carrying value of its investment and certain related assets in MFI and related expenses.

During 1996 and 1995, MFI continued to incur operating losses and the Company was notified that MFI was closing its production facility and restructuring its business (including converting cheese at an affiliate of MFI) in an attempt to improve operations. Although MFI has taken steps that it believes will improve operations, there can be no assurance that they will be successful and it is reasonably possible that, in the near term, the Company may incur a loss on the MFI note of $1,675,948. The Company has not accrued any interest receivable on this note. The Company is pursuing its alternatives in receiving full value of the note.


NOTE F - RESTRUCTURING CHARGE

In December 1994, the Company approved a restructuring plan in connection with the company's cheese production, conversion and packaging operations relating to its Alpine Lace products. In addition, DFC cheese products converted and packaged at DFC were discontinued in December 1994. In connection with the restructuring, the Company, in January 1995, closed its skim milk cheese production facility at DFC and terminated its supply agreement with MFI, and has utilized other manufacturers to perform these functions. As a result of the restructuring, all cheese production is performed at outside suppliers. Included in the restructuring charge for the year ended December 31, 1994 is a write-down of the DFC plant and equipment of $1,252,000, the write-down of the DFC trademark of $244,000, termination pay obligations of $55,000, an accrual of $1,070,700 relating to the cancellation of the supply agreement with MFI which is payable in 26 monthly installments ending February 1997 and other items of $18,000. In 1995, the Company sold the assets of DFC not used at their carrying value.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE G - LONG-TERM DEBT

The Company has a long-term bank credit facility that provides for revolving credit loans of up to $13,500,000 through March 2000 subject to availability of eligible accounts receivable and inventory; and the availability of up to $1,500,000 to purchase equipment subject to certain limitations through March 2000. The credit facility contains certain covenants and restrictions on capital expenditures, indebtedness, the declaration of future dividends and maintenance of certain financial ratios, including, adjusted tangible net worth, current ratio and cash flow. Interest on the revolving credit loan is payable monthly at the company's option of either LIBOR plus 3% or the banks base rate (8.25% at December 31, 1996) plus 1/2%, and a facility fee of 3/16% is payable on the unused balance. The borrowings are collateralized by all assets of the Company and its subsidiaries. At December 31, 1996 and 1995, the outstanding balance of the facility was $7,521,566 and $5,325,945, respectively.

On March 27, 1995, the Company redeemed its $3,000,000 subordinated note payable and common stock purchase warrants for $3,000,150 plus accrued interest of $42,750. The redemption resulted in a net extraordinary gain of $103,760 to the Company. A portion of the funds for the redemption came from the issuance of $2,250,000 of convertible preferred stock (Note M) on March 22, 1995.


NOTE H - INCOME TAXES

Income tax expense for the years ended December 31, 1996, 1995 and 1994 consists of:

                                   1996           1995          1994


Current
    Federal .............   $   843,438    $   405,654   $    10,000
    State ...............       235,296         46,673        43,600

                              1,078,734        452,327        53,600

    Deferred income taxes
    Federal .............        82,332
    State ...............       (11,450)

                                 70,882           --            --


                            $ 1,149,616    $452,327 (a)  $    53,600



(a) Includes $7,451 net in extraordinary item.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE H (continued)

During the year ended December 31, 1995, income tax expense was reduced by approximately $414,000 resulting from the benefit of utilizing net operating loss carryforwards.

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets and liabilities at December 31, 1996 and 1995 consist of the following:

                                                         1996        1995


Current
    Deferred tax assets
       Allowance for doubtful accounts ...........   $  9,850    $ 17,210
       Inventory .................................       --        82,663
       Capitalized package design costs ..........     63,865      72,328
       Alternative minimum tax credit carryforward       --        27,828
       Charitable contributions ..................       --        12,768
       Cancellation of contract ..................       --        10,063

            Total current deferred tax assets ....     73,715     222,860

    Deferred tax liabilities
      Inventory ..................................    (41,238)       --
      Charitable contributions ...................     (2,894)       --

           Total current deferred tax liabilities     (44,132)       --

           Net current deferred tax asset ........     29,583     222,860

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE H (continued)

                                                             1996         1995


Noncurrent
    Deferred tax assets
       Patent amortization ..........................   $  96,058    $  88,484
       State net operating loss carryforwards .......       1,038       26,602

            Total noncurrent deferred tax assets ....      97,096      115,086

    Deferred tax liabilities
       Depreciation of property, plant and equipment     (197,561)    (149,156)

            Total noncurrent deferred tax liabilities    (197,561)    (149,156)

            Net noncurrent deferred tax liability ...    (100,465)     (34,070)

       Less valuation allowance .....................        --       (188,790)

            Net deferred tax liabilities ............   $ (70,882)   $    --


During the year ended December 31, 1996, the change in the valuation allowance was approximately $189,000.

The differences (expressed as a percentage of pretax income) between the statutory Federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of earnings are as follows:

                                               1996       1995       1994


Statutory Federal income tax rate ........       34.0%      34.0%     (34.0)%
State income taxes, net of Federal benefit        4.8         .7         .9
Permanent differences ....................        1.0         .6       (1.1)
Write-down of investment in MFI ..........         --         --       16.5
Alternative minimum tax credit ...........         --       (1.1)        .3
Change in deferred tax valuation allowance       (6.2)     (22.9)      19.3
Other ....................................        4.1       (1.2)       (.2)

Effective tax rate .......................       37.7%      10.1%       1.7%

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE I - RELATED PARTY TRANSACTIONS

Market Finders Brokerage, Inc. ("MFBI") is a company 100%-owned by a Director and Vice President of the Company, who is also the wife of the President and principal stockholder of the Company. MFBI and the Director introduced the Company to a broker and receives a percentage commission from the broker (subject to a specified minimum and maximum) based on commissions generated by this business.

During the years ended December 31, 1996, 1995 and 1994, the Company made purchases of $539,181, $126,729 and $181,742, respectively, from MFBI. In addition, during the years ended December 31, 1995 and 1994, the Company had sales of, $115,632 and $155,210, respectively, to MFBI. Commissions paid to the purchaser of MFBIs commission brokerage business amounted to $215,951, $231,370 and $215,258, respectively, during the years ended December 31, 1996, 1995 and 1994.

In December 1991, MCT loaned its current president $65,000 which was repaid over five years at an interest rate of 11%. As a condition of the loan the president purchased all the outstanding common stock of Herbloc Inc. ("Herbloc") for $60,000, and entered into a five-year supply agreement through December 31, 1996 with MCT, which is automatically renewed for an additional five years unless MCT elects to terminate. MCT did not elect to terminate the agreement at December 31, 1996. The supply agreement guarantees that each year MCT will either purchase at least 86% of Herblocs "quota share" for cheese and cheese products, or notify Herbloc by September 15 of such year of the amount of each quota share which MCT does not yet plan to purchase during such year imported by Herbloc. MCT has guaranteed Herbloc an aggregate mark-up of $18,000 per year during the initial five-year term. The Company estimates its purchase commitment for 1997 amounts to approximately $550,000.


NOTE J - COMMITMENTS AND CONTINGENCIES

The  Company  leases   administrative   offices  for  annual  rentals  totalling
approximately $144,508 and expiring on April 30, 2000. The lease provides for escalation charges for operating expenses and real estate property taxes.

The Company has a two-year agreement with a public warehouse to provide refrigerated warehouse space for a minimum monthly fee of $30,000 which expires on March 31, 1998.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE J (continued)

The Company is a party to an agreement for the manufacture of Alpine Lace(R) reduced fat swiss cheese. The initial term of the agreement continues to December 31, 2000, with five-year renewal periods thereafter unless terminated by either party. The price to be paid by the Company is based on a specified commodity block market price on the date the product is manufactured plus a fixed premium (subject to periodic adjustment by mutual agreement). Although the manufacturer is to be the primary source of supply of this product, the Company is not obligated to purchase any specific quantities of the product. As part of the cheese manufacture agreement, the Company made a $300,000 advance to the manufacturer, which the manufacturer may use at any time to credit the company's current obligation. The $300,000 advance must be maintained at all times during the duration of this agreement.

The Company has an employment agreement with its President providing for a minimum annual base salary of $325,000. The term of the agreement is through January 3, 2000. The Company has one agreement with an officer that expires in April 1997 and three agreements with officers that expire in December 1997 and three agreements with officers that expire in January 1998. The terms of the agreements provide for minimum salaries totalling $870,800. The agreements automatically renew at the end of the period, in the absence of specified advance notice of intention not to renew and automatically renew upon a change in control of the Company.

The Company is a party to a consulting agreement expiring on November 7, 1999. The consulting fee is based upon varying rates per pound produced, by or for the Company or any of its affiliates, of certain of the company's cheese products up to a maximum of $375,000 per year. The minimum payment required in the agreement is $132,000 per year.

In connection with the acquisition of certain rights and technology from Gamay Foods, Inc. ("Gamay"), the Company entered into a consulting agreement with the principal shareholder of Gamay for an initial term of ten years expiring on May 21, 2000. The consulting fee is $200,000 per year. The Company also pays Gamay a royalty based on pounds sold of its Fat Free and Low-Fat cheese products. On February 24, 1995, the Company and Gamay modified this agreement as follows: (i) the consulting agreement was extended for another four-year term expiring on May 20, 2004 at a fee of $100,000 per year; (ii) the royalty payments were extended for a four-year term from the original fifteen-year period; (iii) in the event the Company receives any licensing revenues, the Company shall pay to Gamay a licensing royalty of 25% of the company's net licensing revenue; and (iv) the Company has a call option whereby, upon the sale of the company's branded division, the Company can cancel all agreements with Gamay and the Company shall pay to Gamay the greater of either 7% of the sales proceeds or a minimum of $5,000,000 to a maximum of $6,000,000.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE J (continued)

During 1996, the Company was joined as a defendant in two separate class actions pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiffs lawyers, and were brought on behalf of the same class. Both complaints allege conspiracy among the Company, Kraft Foods, Inc., Borden, Inc. and the National Cheese Exchange, Inc. to, among other things, manipulate cheese prices and unreasonably restrain trade in violation of the Sherman Act. Both cases also assert state law claims for fraud and misrepresentation, and breach of contract. Both complaints seek unspecified actual and punitive damages and injunctive relief.

In December 1996, a motion for class certification was denied in the first of these cases, and that case is currently proceeding on behalf of the named plaintiffs only. In the second case, plaintiffs have filed a motion to dismiss without prejudice; defendants have opposed dismissal on those terms. The motion is still pending. The Company intends to continue to vigorously defend these actions.

In 1995, the Company commenced litigation against Kraft Foods, Inc., Borden, Inc., Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of its patent for the manufacture of low fat cheese. Summary judgment was granted in favor of Kraft in March 1996 and partial summary judgment regarding one production facility was granted in favor of Borden and Schreiber in September 1996. Both summary judgment decisions have been appealed to the United States Court of Appeals for the Federal Circuit and the appeals have been consolidated. A motion for partial summary judgment by the fourth defendant, Beatrice, was denied in September 1996.

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


NOTE K - RETIREMENT PLAN

The Company has a defined contribution 401(k) plan. Eligible participants may contribute a fixed weekly dollar amount or a percentage of their basic annual salary as contributions. The Company may contribute to the Plan at the discretion of the Board of Directors. The Company has not made any contributions to the Plan.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE L - STOCK OPTIONS

The Company has a stock option plan (the "Plan") for its employees and directors. Under the Plan, 1,000,000 shares of the company's common stock are reserved for issuance. The options granted to date generally become exercisable over three years commencing one year after the date of grant and upon the occurrence of certain corporate transactions the options become immediately exercisable. The following table summarizes the options granted under the plan:

                                               Weighted
                                                average
                                     Shares       price

Outstanding at December 31, 1993    296,650    $   5.02

Options granted ................    121,000        3.72
Options expired ................    (53,632)       4.74

Outstanding at December 31, 1994    364,018        4.63

Options granted ................    179,700        9.94
Options expired ................     (3,200)       3.88
Option exercised ...............    (36,717)       4.68

Outstanding at December 31, 1995    503,801        6.53

Options granted ................    166,500        6.03
Options expired ................     (7,166)       7.51
Options exercised ..............     (6,500)       4.29

Outstanding at December 31, 1996    656,635        6.41

Exercisable at December 31, 1996    341,031    $   5.67


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the company's stock option plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE L (continued)

                                  1996            1995


Net earnings
    As reported ......   $   1,902,004   $   4,015,788
    Pro forma ........       1,584,457       3,740,400

    Earnings per share
    As reported ......   $         .31   $         .74
    Pro forma ........             .25             .71


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1995 and 1996: expected volatility of 40%; weighted average risk-free rate of 6.1%; and weighted average expected life of 7.09 years.

The weighted average grant date fair value of options granted during 1996 and 1995 was $3.43 and $5.17, respectively.

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                                   Options outstanding                         Options exercisable

                                           Number       Weighted                               Number
                                      outstanding        average           Weighted       exercisable       Weighted
                                               at      remaining            average                at        average
                                      December 31,   contractual           exercise       December 31,      exercise
Range of exercise prices                     1996           life              price              1996          price

   $0.00  -  $ 4.00                       127,001           6.57            $  3.30            91,516        $  3.21
   $4.01  -  $ 8.00                       359,934           7.44               5.75           192,934           5.53
   $8.01  -  $12.00                       169,700           8.90              10.14            56,581          10.14

                                          656,635                                             341,031




NOTE M - STOCKHOLDERS EQUITY

During the years ended December 31, 1996, 1995 and 1994, warrants and nonemployee stock options to purchase 102,500 shares, 30,500 shares, and 5,000 shares of common stock at an average of $5.25, $7.47 and $4.50 per share, respectively, were issued, subject to customary terms and conditions. The 102,500 stock options issued in 1996 were in connection with certain purchase arrangements for inventory and as sales incentives to food brokers.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE M (continued)

The options generally become exercisable over three years commencing one year after the date of grant and have a term of ten years. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company recorded an increase in additional paid-in capital and unearned compensation of $167,925 which will be amortized over three years. The Company recorded expense in 1996 of $34,573 in connection with these options. During 1995, the 160,000 nonemployee stock options were reduced by 40,000, and the Company made a payment of $240,000 which was recorded as a reduction of additional paid-in capital.

The following table summarizes shares of common stock reserved for issuance in connection with the warrants and nonemployee options at December 31, 1996:

Number of shares issuable                                        228,152

Weighted average price                                             $6.97

Exercisable                                                      178,152


The warrants have varying expiration dates through August 1, 2006.

On January 1, 1995, the President of MCT obtained an option to purchase 20% of MCT for approximately $97,000. Thirty percent of the option vested immediately and the remaining seventy percent vests over three and one-half years. Upon a change in control (as defined), the President of MCT will have the option to put the shares back to the Company at a premium of approximately $257,644 at December 31, 1996.

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


NOTE N - BUSINESS SEGMENT INFORMATION

The  company's   operations   consist  of  two  segments:   (1)  the  marketing,
distributing, packaging, and converting of branded cheeses and other specialty food products and (2) cheese and dairy products trading.

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE N (continued)

Operating profit is total revenue less operating costs and expenses related to each segment net of certain unallocated corporate expenses. Identifiable assets are those used in each segment. For consolidated purchases, two suppliers accounted for 40%, 52% and 37% of total purchases in 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, cheese and dairy products trading had inter-segment sales of $2,761,782, $5,640,794 and $6,483,344 to cheese marketing, distributing, packaging and converting of branded cheeses and other specialty food products. During 1996, 1995 and 1994, cheese marketing, distributing, packaging and converting of branded cheese and other specialty food products had intersegment sales of $251,831, $108,729 and $ 172,131 to cheese and dairy products trading, respectively.

Information about the company's operations in different business segments for the years ended December 31, 1996, 1995and 1994 is as follows:


                                                   1996             1995             1994


Net sales
   Marketing, distributing, packaging
      and converting of branded cheeses
      and other specialty food products   $ 113,915,161    $ 108,861,583    $ 104,145,329
   Cheese and dairy products
      trading .........................      50,994,974       41,931,335       34,864,953
   Elimination of intersegment
      sales ...........................      (3,013,613)      (5,749,523)      (6,655,474)

          Total net sales .............   $ 161,896,522    $ 145,043,395    $ 132,354,808

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE N (continued)

                                                    1996            1995            1994


Operating profit (loss)
   Marketing, distributing, packaging,
      and converting of branded cheeses
      and other specialty food products .   $  3,508,068    $  5,805,840    $ (1,195,974)
   Cheese and dairy products
      trading ...........................      1,182,163         275,615         359,350

          Operating profit (loss) .......      4,690,231       6,081,455        (836,624)

Corporate expenses ......................       (798,039)       (728,902)       (649,725)
Interest income .........................          1,117           2,122           8,406
Interest expense ........................       (841,689)       (997,771)     (1,591,446)

          Earnings (loss) before income
             taxes and extraordinary item   $  3,051,620    $  4,356,904    $ (3,069,389)


Identifiable assets
   Marketing, distributing, packaging,
      and converting of branded cheeses
      and other specialty food products .   $ 22,109,642    $ 21,828,300    $ 21,783,851
   Cheese and dairy products
      trading ...........................      6,461,693       4,448,401       7,152,664

          Total assets ..................   $ 28,571,335    $ 26,276,701    $ 28,936,515

                            Alpine Lace Brands, Inc.

                           December 31, 1996 and 1995



NOTE N (continued)

                                                 1996           1995           1994


Depreciation and amortization
   Marketing, distributing, packaging,
      and converting of branded cheeses
      and other specialty food products   $   625,133    $   566,251    $   824,369

Capital expenditures
   Marketing, distributing, packaging,
      and converting of branded cheeses
      and other specialty food products   $   384,887    $   995,196    $   317,917



NOTE O - INTEREST EXPENSE - NET

                                                 1996           1995           1994


Interest expense - net
   Interest expense ...................   $   841,689    $   997,771    $ 1,591,446
   Interest income ....................        (1,117)        (2,122)        (8,406)

                                          $   840,572    $   995,649    $ 1,583,040


                                                                  Exhibit 4.1(d)
                                  AMENDMENT TO
                           LOAN AND SECURITY AGREEMENT


THIS AMENDMENT TO LOAN AND SECURITY AGREEMENT (this "Agreement") is made and executed this day of October, 1996, by and among FLEET CAPITAL CORPORATION ("Lender"), a Rhode Island corporation with an office at 200 Glastonbury Boulevard, Glastonbury, Connecticut 06033 (as successor by assignment from Barclays Business Credit, Inc.), and ALPINE LACE BRANDS, INC. ("ALB"), a Delaware corporation with its chief executive office and principal place of business at 111 Dunnell Road, Maplewood, New Jersey 07040, MCT DAIRIES, INC. ("MCT"), a New Jersey corporation with its chief executive office and principal place of business at 111 Dunnell Road, Maplewood, New Jersey 07040 (formerly known as Market Cheese Traders, Inc.), and MAROLF DAKOTA FARMS CHEESE, INC. ("MDFC"), a Delaware corporation with its chief executive office and principal place of business at 2350 Main Street, Sturgis, South Dakota 57785.

                                R E C I T A L S:

1. Lender, ALB and MCT are parties to that certain Loan and Security Agreement (as amended from time to time, the "Loan Agreement") dated March 3, 1993.

2. Pursuant to the terms of the Loan Agreement, Lender has made available to ALB and MCT a credit facility in the total amount of $20,000,000.00.

3. Lender, ALB, MCT and MDFC have agreed to amend the Loan Agreement for purposes of, among other things, (a) reducing the amount of credit facility established thereunder, (b) modifying certain terms and conditions thereof, and
(c) adding MDFC as a borrower in connection therewith.

                              A G R E E M E N T S:

Now therefore, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender, ALB, MCT and MDFC agree as follows:

1. MDFC is hereby made a party to the Loan Agreement and all references contained therein and herein to the term "Borrower" shall be deemed to include MDFC in all respects. All terms and conditions set forth in the Loan Agreement shall be binding upon and inure to the benefit of MDFC with full force and effect as though MDFC were an original signatory to the Loan Agreement. In addition, but without limiting the generality of the foregoing, the provisions of Section 2.7 of the Loan Agreement are hereby acknowledged to be for the benefit of, and binding upon, MDFC as though MDFC was specifically named therein.

2. Mountain Farms, Inc. ("MFI"), a Utah corporation with its chief executive office and principal place of business at 915 East Karcher Road, Nampa, Idaho 83687, is hereby deleted as a party to the Loan Agreement. All references in the Loan Agreement and in this Agreement to the term "Borrower" shall be deemed to exclude MFI in all respects.

3. Capitalized terms used but not defined herein shall have the meanings given to them in the Loan Agreement.

4.       Section 1.1 of the Loan Agreement is hereby amended as follows:

(a) The definition of the term "Bank" is hereby deleted in its entirety and replaced by the following:

"Bank - Fleet National Bank."

(b) The definition of the term "Borrowing Base" is hereby deleted in its entirety and replaced by the following:

"Borrowing Base - as at any date of determination thereof, an amount equal to the lesser of:

(a) $13,500,000.00; or

(b) an amount equal to:

(i) Eighty-five percent (85%), or such lesser percentage as Lender may in its reasonable credit judgment determine from time to time, of the net amount of Eligible Accounts of ALB and MDFC outstanding at such date;

                                      PLUS

(ii) Ninety percent (90%), or such lesser percentage as Lender may in its reasonable credit judgment determine from time to time, of the Eligible Accounts of MCT outstanding at such date;

                                      PLUS

(iii) the lesser of (A) $6,500,000.00 or (B) seventy percent (70%), or such lesser percentage as Lender may in its reasonable credit judgement determine from time to time,of the value of Eligible Inventory at such date consisting of raw materials or finished goods, calculated on the basis of the lower of cost or market with the cost of raw materials and finished goods calculated on a first-in, first- out basis, provided, however, that at no time shall the amount advanced or to be advanced in respect of Eligible Inventory consisting of consigned Inventory exceed the aggregate outstanding amount of $500,000.00, and provided, further that at no time shall the amount advanced or to be advanced in respect of Eligible Inventory consisting of trimmings exceed the aggregate outstanding amount of $750,000.00;

MINUS (subtract from the sum of clause (i), (ii) and (iii) above.

(iv) an amount equal to the sum of (A) the face amount (or such other amount as Lender may in its reasonable credit judgment determine) of all LC Guaranties and Letters of Credit issued by Lender or Affiliates of Lender and outstanding at such date, (B) the amount of any mandatory prepayment paid pursuant to Section 2.2(c) and applied by Lender to the Revolving Credit Loans outstanding, and (C) any amounts which Lender will be obligated to pay in the future for the account of Borrower.

For purposes hereof, the net amount of Eligible Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts (which may, at Lender's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with such Accounts at such time."

(c) The definition of the term "Eligible Packaging Materials" is hereby deleted in its entirety.

(d) The definition of the term "Term Loan" is hereby deleted in its entirety. In addition, all references to the term "Term Loan" contained in the Loan Agreement are hereby deleted in their entirety.

(e) The definition of the term "Term Note" is hereby deleted in its entirety. In addition, all references to the term "Term Note" contained in the Loan Agreement are hereby deleted in their entirety.

5. Section 1.1 of the Loan Agreement is further amended by adding thereto the following definitions, each in its appropriate alphabetical order:

"Libor - the rate per annum established by Bank each day in respect of United States Dollar deposits in immediately available funds in the London interbank eurodollar market for a period of thirty (30) days."

6. Section 2 of the Loan Agreement is hereby amended by deleting therefrom the words and figure "Twenty Million and No/100 Dollars ($20,000,000.00)" and inserting in place thereof the words and figure "Fifteen Million Dollars ($15,000,000.00)."


7. Section 2.2(A) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(A) Intentionally Omitted."

8. Section 2.2(B) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(B) Equipment Loans. Lender shall from time to time, from and after the Closing Date through March 2, 2000, make Loans to Borrower to finance Borrower's purchase of Equipment for use in Borrower's business. All such Equipment Loans shall be in such amounts as may be mutually agreed upon, but in no event to
exceed  in  the   aggregate   One  Million   Five   Hundred   Thousand   Dollars
($1,500,000.00), shall be secured by the Collateral, and shall be repaid in accordance with the terms of the Equipment Note. Each such Equipment Loan shall be in an amount of not less than $500,000.00, but no such Equipment Loan shall exceed eighty percent (80%) of the purchase price (exclusive of freight, taxes and installation costs) of the subject Equipment."

9. Section 3.1(A) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(A) Interest. Interest shall accrue on the Equipment Loans in accordance with the terms of the Equipment Note. Interest (calculated on the actual number of days elapsed over a year of 360 days) shall accrue on the principal amount of the Revolving Credit Loans outstanding at the end of each day at a fluctuating rate per annum equal to either (i) one half of one percent (0.5%) plus the Base Rate, or (ii) three percent (3.0%) plus LIBOR, as either such rate is selected at Borrower's option. Borrower shall notify Lender of the rate selected two (2) days prior to the effective date of such selection, provided, however, that no such selection shall be effective retroactively. After the date hereof, the applicable rate of interest shall be increased or decreased, as the case may be, by an amount equal to any increase or decrease in the Base Rate or LIBOR, as applicable, with such adjustments to be effective as of the opening of business on the day that any such change in the Base Rate or LIBOR, as applicable, becomes effective."

10. Section 3.1(B) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(B) Default Rate of Interest. Upon and after the occurrence of an Event of Default, and during the continuation thereof, the principal amount of the Obligations shall bear interest, calculated daily (computed on the actual number of days elapsed over a year of 360 days), at a fluctuating rate per annum equal to two and one half percent (2.5%) above the Base Rate with respect to Revolving Credit Loans and three and one quarter percent (3.25%) above the Base Rate with respect to the Equipment Loans (collectively, the "Default Rate")."

11. Section 3.3 of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"3.3 Term of Agreement. Subject to Lender's right to cease making Loans to Borrower at any time upon or after the occurrence of a Default or an Event of Default, this Agreement shall be in effect for the period commencing on the date hereof and ending on March 2, 2000 (the "Original Term"), and this Agreement shall automatically renew itself for one (1) year periods thereafter (each a "Renewal Term"), unless terminated as provided in Section 3.4 hereof."

12. Section 3.4(B) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(B) At the effective date of termination of this Agreement for any reason, Borrower shall pay to Lender (in addition to the then outstanding principal, accrued interest and other charges owing under the terms of this Agreement and any of the other Loan Documents including prepayment premiums under any promissory note from Borrower to Lender), as liquidated damages for the loss of the bargain and not as a penalty, an amount equal to three-quarters of one percent (0.75%) of the highest of the Average Monthly Loan Balances outstanding pursuant to Section 2.1 during the six (6) months prior to termination if termination occurs during the period from October , 1996 through March 2, 1997, one half of one percent (0.50%) of the highest of the Average Monthly Loan Balances outstanding pursuant to Section 2.1 during the six (6) months prior to termination if termination occurs during the period from March 3, 1997 through March 2, 1998, and one quarter of one percent (0.25%) of the highest of the

Average Monthly Loan Balances outstanding pursuant to Section 2.1 during the six
(6) months prior to termination if termination occurs during the period from March 3, 1998 through March 2, 1999. The termination charge for amounts outstanding on the Equipment Loan shall be computed in accordance with the provisions of the Equipment Note."

13. Section 9.3(A) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(A) Intentionally Omitted."

14. Section 9.3(B) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(B) Minimum Adjusted Tangible Net Worth. Maintain at all times a Consolidated Adjusted Tangible Net Worth of not less than the amount shown below for the period corresponding thereto:

Period Amount

Borrower's fiscal year                       $1,250,000.00
ending December 31, 1996

Each of  Borrower's  fiscal                  $500,000.00  above the amount
years ending on each                         required for  Borrower's
December 31 thereafter                       immediately  preceding  fiscal
                                             year."

15. Section 9.3(C) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

"(C) Current Ratio. Maintain at all times a ratio of Consolidated Current Assets to Consolidated Current Liabilities of not less than the ratio shown below for the period corresponding thereto:

Period                                       Ratio

October 17, 1996 through                     0.95 to 1.00
November 30, 1997

December 1, 1997 and at                      1.00 to 1.00."
all times thereafter.

16. Exhibit H to the Loan Agreement is hereby deleted in its entirety and replaced by a new Exhibit H in the form of Annex 1 attached hereto.

17. Exhibit N to the Loan Agreement is hereby deleted in its entirety and replaced by a new Exhibit N in the form of Annex 2 attached hereto. Borrower represents and warrants to Lender that such Annex 2 sets forth a complete and accurate listing of all warehouse and other locations where Borrower's Inventory is kept as of the date thereof.

18. MDFC warrants, represents and covenants to Lender the following:

(a) MDFC is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware,

(b) MDFC's federal tax identification number is 35-1386386, and

(c) as of the date of this Agreement, all representations and warranties of Borrower set forth in the Loan Agreement are true as to MDFC, except as expressly set forth herein.

19. The effectiveness of this Agreement is expressly condition upon satisfaction of each of the following conditions precedent:

(a) Borrower shall have duly executed and delivered to Lender an original counterpart of this Agreement;

(b) Borrower shall have duly executed and delivered to Lender an Amended and Restated Secured Promissory Note (Equipment Loan) substantially in the form of Exhibit "A" attached hereto;

(c) MDFC shall have executed and delivered to Lender such UCC-1 financing statements provided for by the Code or otherwise together with any and all other instruments, assignments or documents and shall take such other action as may be required to perfect or to continue the perfection of Lender's security interest in the Collateral, including, without limitation, the execution at Lender's request of all documents deemed necessary by Lender to cause Lender's Lien to be noted on any motor vehicle title certificates for motor vehicles forming a part of the Collateral.

20. Lender hereby acknowledges that it has been kept apprised of Borrower's business and changes thereto since the date of the Loan Agreement. Lender agrees that, except as set forth in this Agreement, further modification or amendment of the Loan Agreement or the exhibits and schedules thereto for the purpose of describing the changes to date in Borrower's business is presently unnecessary, provided, however, that nothing contained herein shall be construed to amend or limit any requirement set forth in the Loan Agreement that Lender be notified of changes in Borrower's business.

21. Borrower represents and warrants to Lender that Borrower has duly authorized, by all necessary corporate action, the execution and delivery of, and performance under, the Loan Agreement as amended hereby and each document and instrument executed and delivered in connection herewith.

22. The provisions of this Agreement shall be severable and the illegality, unenforceability or invalidity of any provision of this Agreement shall not affect or impair the remaining provisions hereof, and each provision of this Agreement shall be construed to be valid and enforceable to the fullest extent permitted by law.

23. This Agreement may be executed in any number of counterparts each of which shall constitute an original, but all of which when taken together shall constitute one and the same agreement.

24. Except as expressly set forth in this Agreement, all terms and conditions set forth in the Loan Agreement shall remain in full force and effect without amendment, modification, waiver or limitation of any kind.

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed in their corporate names by their duly authorized corporate officers on the day and year first above written.

                                                ALPINE LACE BRANDS, INC.


                                                By:/s/ Arthur Karmel
                                                       VP-Finance

                                                MCT DAIRIES, INC.


                                                By:/s/ Arthur Karmel
                                                       Treasurer

                                                MAROLF DAKOTA FARMS CHEESE, INC.


                                                By:/s/ Arthur Karmel
                                                       Treasurer
                       [Signatures Continued on Next Page]

                                                FLEET CAPITAL CORPORATION


                                                By:/s/ Howard Handman
                                                       Vice-President

                                    EXHIBIT H

                                   LITIGATION

The only pending or threatened litigation (other than collection type matters in the ordinary course of business) of which Borrower is aware and to which Borrower is a party is as follows:

Alpine Lace Brands, Inc. v. Kraft Foods, Inc. et al.  Civil No. 95-1131-JWB
U.S. District Court, District of New Jersey
Alpine Lace Brand, Inc. commenced litigation in 1995 against Kraft Foods, Inc., Borden, Inc., Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of its patent for the manufacture of low fat cheese. Summary judgment was granted in favor of Kraft in March, 1996 and partial summary judgment regarding one production facility was granted in favor of Borden and Schreiber in September 1996. The decision in favor of Kraft is being appealed to the U. S. District Court for the Federal Circuit and it is anticipated that the decision in favor of Borden and Schreiber will also be appealed. A motion for partial summary judgment by the fourth defendant Beatrice was denied in September 1996.

Proceedings are continuing in the District Court as to Borden, Schreiber and Beatrice and in relation to the motion by Kraft to have the case declared exceptional under Section 285 of the Patent Statute.


Stuart, et al. v. Kraft Foods, Inc., Case No. 96-C-391 U.S. District Court, Eastern District of Wisconsin
Alpine Lace was joined as a defendant in this class action in July 1996. The complaint alleges conspiracy among Alpine Lace, Kraft Food, Inc., Borden, Inc. and the National Cheese Exchange, Inc. to, among other things, manipulate cheese prices and unreasonably restrain trade in violation of the Sherman Act, fraud and misrepresentation, and breach of contract. The complaint seeks unspecified actual and punitive damages and injunctive relief. A motion to transfer venue and motions to dismiss are pending. To counter the transfer motion, the same plaintiff's lawyer recently filed and served a nearly identical complaint on behalf of the same class naming Wisconsin plaintiffs as class representatives. Their stated intent is to consolidate the two cases and try to keep them from being transferred to Illinois


Alpine Lace Brands, Inc. v. New Horizon Warehouse & Distribution Center, Inc., No. 95 CV 4345, U.S. District Court, Northern District of Illinois, Eastern Division
Alpine Lace commenced this action in 1995 to recover damages sustained as the result of a breach of a warehouse agreement. Discovery is proceeding.

                                                                    PREPARED
ALPINE LACE BRANDS, INC.                                            LMF 12/4/96
WAREHOUSES

WHS NAME                                 STREET                              CITY               ST   ZIP   CONTACT      COUNTY
000 GREAT LAKES                          11 INDUSTRIAL ROAD                  HAMMOND            IN   46320              LAKE
007 MONROE CHEESE                        112 PRATT ROAD                      MONTICELLO         WI   53570              GREEN
008 TAYLOR CHEESE CORP                   508 NORTH MILL ROAD                 WEYAWEGA           WI   54983              WAUPECA
018 PORT JERSEY DIST.                    2 COLONY ROAD, BLD. #2              JERSEY CITY        NJ   07305              HUDSON
019 PRICE CLUB RIVERSIDE                 2321 THIRD STREET                   RIVERSIDE          CA   92501              FRESNO
022 MARATHON CHEESE CORP.                304 EAST STREET                     MARATHON           WI   54448              MARATHON
023 WOHLT CHEESE CORP.                   508 NORTHMILL STREET                WEYAWEGA           WI   54983              WAUPACA
025 SAM'S ATLANTA/UNITED REF.SERV.       1740A WESTGATE PKWY                 ATLANTA.           GA   30336              FULTON
026 ATLAS COLD STORAGE                   1731 MORROW                         GREEN BAY          WI   54302 LARRY JONES  BROWN
028 DAIRYLAND SALES                      1700 CAMPBELL RUN ROAD              PITTSBURG          PA   15205 PETE DURKIN  ALLEGHENY
034 PFS COSTCO                           6030 E. SHEILA STREET               CITY OF COMMERCE   CA   90091              LOS ANGELES
039 PRICE CLUB-FEDERALSBURG              RT. 313 NORTH, P.O. BOX 340         FEDERALSBURG       MD   21632              CAROLINE
040 GLACIER TRANSIT & STORAGE            128 APPLETON STREET                 PLYMOUTH           WI   53073              SHEBOYGEN
044 COSTCO-FLORIDA PROF.FOOD SYST.       501 NE 183RD STREET, P.O. BOX 640352MIAMI              FL   33269              DADE
045 SAMS INDIANAPOLIS-UNTD.MON.REF.      3320 SOUTH ARLINGTON AVENUE         INDIANAPOLIS       IN   46203              LAKE
048 GAMAY FLAVORS                        2770 S. 171 STREET                  NEW BERLIN         WI   53151              WAUKESHA
052 EXPORT TRANSPORT(LUKAL)              2260 D EGYPT ST                     ELIZABETH          NJ   07201              UNION
054 WASHINGTON WHOLESALE                 999 MONTAGUE EXPRESSWAY             MILPITAS           CA   95035              SANTA CLARA
055 SAM'S-DALLAS /US COLD STORAGE        3300 EAST PARK ROW-PO BOX 3424      ARLINGTON          TX   76010              TARRANT
058 SAFEWAY FOODS                        2200 ENTERPRISE AVENUE              LACROSSE           WI   54603              LACROSSE
059 US COLD STORAGE                      33400 DOWE AVENUE/PO BOXW 1106      UNION CITY         CA   94587              ALAMEDA
061 FOREMOST COLD STORAGE                220 ELLISON STREET                  PATTERSON          NJ   07501              PASSIAC
063 COGNATI/CONCORDE                     414 13TH STREET                     UNION CITY         NJ   07087              HUDSON
064 COSTCO-NORTHWEST/K&N MEATS           601 S.W. SENECE                     RENTON             WA   98005              KING
065 SAMS' LEESPORT, PA/DAYMARK CO UTD    RD #2 ORCHARD LANE                  LEESPORT           PA   19533              BERKS
069 CURRANS CHEESE PLANT                 HWY 83 MILES SOUTH HWY 11           BROWTOWN           WI   53522              GREEN
071 C&S WHOLESALE                        95 NORTH HATFIELD ROAD              HATFIELD           MA   01862              HATFIELD
072 CONCORD MARKETING                    8 EMPIRE BOULEVARD                  MOONACHIE          NJ                      BERGEN
074 COSTCO NORTHEAST-COLUMBIA FARMS      16 SUTTON ROAD                      WORCESTER          MA   01570              WORCESTER
075 SAMS-ILLINOIS WISCOLD, ROCHELLE COLD 60 WISCOLD DRIVE                    ROCHELLE           IL   61608              OGLE
079 RASKAS                               P.O. OX 952176                      ST. LOUIS          MO   63195              ST. LOUIS
083 LEMKE CHEESE & PKG CO                P.O. BOX 688                        WAUSAU             WI   54402              MARATHON
085 SAMS-LAS VEGAS-HENDERSON COLD        830 HORIZON DRIVE                   HENDERSON          NV   89014              CLARK
096 CSW-MADISON                          4309 COLLEGE GROVE ROAD POBOX 70    MADISON            WI   53707              DANE
105 SAMS ORLANDO/DAYMARK ORLANDO         2292 SAND LAKE ROAD                 ORLANDO            FL   32809              ORANGE
123 WOHLT CHEESE CORP                    508 NORTHMILL STREET                WEYAUWEGA          WI   54983              WAUPACA
128 DAIRYLAND SALES                      4700 CAMPBELL RUN ROAD              PITTSBURG          PA   15205              ALLEGHANY
706 GREAT LAKES/LIQUIDATION              11 INDUATRIAL ROAD                  HAMMOND            IN   46320              LAKE
708 GREAT LAKES QUALITY ISSUES           11 INDUSTRIAL ROAD                  HAMMOND            IN   46320              LAKE
714 GREAT LAKES PACKAGING                11 INDUSTRIAL ROAD                  HAMMOND            IN   46320              LAKE

MCT DAIRIES, INC.

WHS NAME                                 STREET                              CITY               ST   ZIP   CONTACT      COUNTY
026 ATLAS COLD STORAGE                   1731 MORROW                         GREEN BAY          WI   54302 LARRYJONES   BROWN
028 DAIRYLAND SALES                      4700 CAPMBELL'S RUN ROAD            PITTSBURGH         PA   15205 PETE DURKIN  ALLEGHANY
211 LEMKE CHEESE & PKG CO                P.O. BOX 688                        WAUSAU             WI   54402              MARATHON
211 GREEN BAY CHEESE                     13190 VELP AVE., P.O. BOX 11766     GREEN BAY          WI   54307              BROWN
213 CAINE WAREHOUSING LTD.               P.O. BOX 402                        REESEVILLE         WI                      DODGE
217 MARSHFIELD COLD STORAGE              15 N CENTRAL AVE                    MARSHFIELD         WI   54449              WOOD
219 EXPORT TRANSPORT(LUKAL)              2260 D EGYPT ST                     ELIZABETH          NJ   72019              UNION
223 ARMOUR DAIRY STORAGE                 149 NEW DUTCH LANE                  FAIRFIELD          NJ                      ESSEX
234 NEW CASTLE COLD STORAGE              FREW MILL RD & CASCADE ST           NEW CASTLE         PA   16107              LAWRENCE
240 CURRAN'S WAREHOUSE                   W-8098 COUNTY B                     BROWNTOWN          WI   53522 SHORTY       GREEN
242 TRIPLE SEVEN WAREHOUSING             P.O. BOX 13657                      PHILADELPHIA       PA   19101              PHILADELPHIA
248 NARDONE BROTHERS                     123 HAZLE AVE.                      WILKES-BARRE       PA   18702              LUZERNE
249 NEW ULM COLD STORAGE                 ROUTE 1, BOX 1542                   NEW ULM            MN   56073              BROWN
250 FORRESTON CHEESE                     307 S. WABASH AVENUE                FORRESTON          IL   61030 MIKE HOWARD  OOGLE
252 SPENCER COLD STORAGE                 113 LOUIZA STREET                   SPENCER            WI   54479 DOUGLAS      MARATHON
254 MOSINEE COLD STORAGE                 751 MAPPLE RIDGE RD.                MOSINEE            WI   54455              MARATHON
255 FORRESTON CHEESE COMPANY             307 S. WABASH AVENUE                FORRESTON          IL   61030              OOGLE

                              AMENDED AND RESTATED
                             SECURED PROMISSORY NOTE
                                (Equipment Loan)

$1,500,000.00                                                    October , 1996


FOR VALUE RECEIVED, the undersigned (hereinafter collectively referred to as "Borrower"), hereby jointly and severally promise to pay to the order of FLEET CAPITAL CORPORATION, a Rhode Island corporation (hereinafter "Lender") successor by assignment from Barclays Business Credit, Inc., in such coin or currency of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, the principal sum of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00) or so much thereof as may be advanced by Lender to Borrower, together with interest from and after the date hereof on the unpaid principal balance outstanding at a variable rate per annum equal to either (i) one and one quarter percent (1.25%) plus the Base Rate, or (ii) three and three quarters percent (3.75%) plus LIBOR, as either such rate is selected at Borrower's option. Borrower shall notify Lender of the rate selected two (2) days prior to the effective date of such selection, provided, however, that no such selection shall be effective retroactively.

This Amended and Restated Secured Promissory Note (the "Note") is the Equipment Note referred to in, and is issued pursuant to, that certain Loan and Security Agreement between Borrower and Lender dated March 3, 1993 (hereinafter, as amended from time to time, the "Loan Agreement"), and is entitled to all of the benefits and security of the Loan Agreement. All of the terms, covenants and conditions of the Loan Agreement and all other instruments evidencing or securing the indebtedness hereunder (including, without limitation, the "Security Documents" as defined in the Loan Agreement) are hereby made a part of this Note and are deemed incorporated herein in full. All capitalized terms used herein, unless otherwise specifically defined in this Note, shall have the meanings ascribed to them in the Loan Agreement.

After the date hereof, the applicable rate of interest in effect hereunder shall be increased or decreased, as the case may be, by an amount equal to any increase or decrease in the Base Rate or LIBOR, as applicable, with such adjustments to be effective as of the opening of business on the date that any such change in the Base Rate or LIBOR, as applicable, becomes effective.

In no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof or otherwise, shall the amount paid or agreed to be paid to Lender for the use, forbearance or detention of money advanced hereunder exceed the highest lawful rate permissible under any law which a court of competent jurisdiction may deem applicable hereto. In the event that such a court determines that Lender has charged or received interest hereunder in excess of the highest applicable rate, such rate shall automatically be reduced to the maximum rate permitted by applicable law and Lender shall promptly refund to Borrower any interest received by Lender in excess of the maximum lawful rate or, if so requested by Borrower, shall apply such excess to the principal balance of this Note. It is the intent hereof that Borrower not pay or contract to pay, and that Lender not receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by Borrower under applicable law.

For so long as no Event of Default shall have occurred under the Loan Agreement, the principal amount and accrued interest of this Note shall be due and payable on the dates and in the manner hereinafter set forth:

(a) Interest shall be due and payable monthly, in arrears, on the first day of each month, commencing on November 1, 1996, and continuing until such time as the full principal balance, together with all other amounts owing hereunder, shall have been paid in full;

(b) Commencing on November 1, 1996, and continuing on the first day of each month thereafter to and including the first day of March, 2000, principal payments each in an amount equal to one eighty-fourth (1/84) of the outstanding principal amount of this Note;

(c) On March 2, 2000, a final principal payment equal to the entire unpaid principal balance hereof, together with any and all other amounts due hereunder.

Notwithstanding the foregoing, the entire unpaid principal balance and accrued interest on this Note shall be due and payable immediately upon any termination of the Loan Agreement pursuant to Section 3.4 thereof.

This Note shall be subject to mandatory prepayment in accordance with the provisions of Section 2.2(C) of the Loan Agreement. Borrower may prepay this
Note in whole at any time or in part from time to time upon ninety (90) days' prior written notice to Lender, provided that each such prepayment shall be made together with accrued interest on the principal amount so prepaid at the prepayment date plus a premium at the applicable percentage set forth below of the principal amount prepaid:

If Prepayment is Made Between
the Following Dates, Inclusive:                            The Premium Shall Be:

 October, 1996 and                                         0.75% of principal
 March 2, 1997                                             amount prepaid

 March 3, 1997 and                                         0.50% of principal
 March 2, 1998                                             amount prepaid

 March 3, 1998 and                                         0.25% of the
                                                           principal amount
                                                           prepaid

All partial prepayments, whether mandatory or voluntary, shall be applied to installment of principal in the inverse order of their maturities.

The occurrence of an Event of Default under the Loan Agreement, including, without limitation, the failure to pay any installment of principal or interest on this Note in full on, or within ten (10) Business Days of, the due date thereof in accordance with the terms of this Note, shall constitute an event of default under this Note and shall entitle Lender, at its option, upon or at any time after the occurrence of any such Event of Default to declare the then outstanding principal balance and accrued interest hereof to be, and the same shall thereupon become, immediately due and payable without notice to or demand upon Borrower, all of which Borrower hereby expressly waives. If this
Note is collected by or through an attorney at law, then Borrower shall be obligated to pay, in addition the principal balance and accrued interest hereof, reasonable attorney's fees, not to exceed fifteen percent (15%) of such principal and interest, and court costs.

Time is of the essence of this Note. To the fullest extent permitted by applicable law, Borrower, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, presentment for the purpose of accelerating maturity, diligence in collection, and the benefit of any exemption or insolvency laws.

Wherever possible, each provision of this Note shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or remaining provisions of this Note. No delay or failure on the part of Lender in the exercise of any right or remedy hereunder shall operate as a waiver thereof, nor as an acquiescence in any default, nor shall any single or partial exercise by Lender of any right or remedy preclude any other right or remedy. Upon the occurrence of an Event of Default, Lender, at its option, may enforce its rights against any collateral securing this Note without enforcing its rights against Borrower, any guarantor of the indebtedness evidenced hereby or any other property or indebtedness due or to become due to Borrower. Borrower agrees that, without releasing or impairing Borrower's liability hereunder, Lender may at any time release, surrender, substitute or exchange any collateral securing this Note and may at any time release any party primarily or secondarily liable for the indebtedness evidenced by this Note.

This Note is executed and delivered as an amendment and restatement of, but not in repayment of, that certain Secured Promissory Note (Equipment Loan) in the original principal amount of $3,500,000.00, dated March 3, 1993, made by Alpine Lace Brands, Inc., Market Cheese Traders, Inc., and Mountain Farms, Inc. in favor of Lender.

This Note shall be governed by, and construed and enforced in accordance with, the internal laws of the State of Connecticut, and is intended to take effect as an instrument under seal.

IN WITNESS WHEREOF, Borrower has caused this Note to be duly executed, sealed and delivered as of the date first above written.

ATTEST:                                             ALPINE LACE BRANDS, INC.,
                                                    a Delaware corporation


                                                    By:
Secretary
[CORPORATE SEAL]                                    Title:


ATTEST:                                             MCT DAIRIES, Inc.,
                                                    a New Jersey corporation


                                                    By:
Secretary
[CORPORATE SEAL]                                    Title:


ATTEST:                                             MAROLF DAKOTA FARMS CHEESE,
                                                    INC., a Delaware corporation


                                                    By:
Secretary
[CORPORATE SEAL]                                    Title:

FED EX

February 10, 1997

Alpine Lace Brands, Inc.
MCT Dairies, Inc.
Dakota Farms Cheese, Inc.
111 Dunnell Road
Maplewood, NJ 07040

                                                 Letter Agreement

Ladies and Gentlemen:

Please refer to that certain Loan and Security Agreement (as amended from time to time, the "Loan Agreement") dated March 3, 1993, by and among Fleet Capital Corporation ("Lender") and Alpine Lace Brands, Inc., MCT Dairies, Inc. and Dakota Farms Cheese, Inc., formerly known as Marolf Dakota Farms Cheese, Inc. (collectively, "Borrower").

Borrower and Lender have agreed to amend certain terms of the Loan Agreement on a temporary basis as more fully set forth in this Letter Agreement. In consideration of the mutual benefits to be derived hereby, Borrower and Lender agree as follows:

1. Capitalized terms used but not defined herein shall have the meanings given to them in the Loan Agreement.

2. The definition of the term "Borrowing Base" set forth in subsection 1.1 of the Loan Agreement is hereby amended as follows:

(a) Subpart (a) of such  definition is hereby amended by deleting  therefrom the
figure   "$13,500,000.00"   and   inserting   in  place   thereof   the   figure
"$15,500,000.00," and

(b) Subpart (b)(iii)(A) of such definition is hereby amended by deleting therefrom the figure "$6,500,000.00" and inserting in place thereof the figure "$8,500,000.00"

3. Section 2 of the Loan Agreement is hereby amended by deleting therefrom the words and figure "Fifteen Million Dollars ($15,000,000.00)" and inserting in place thereof the words and figure "Fifteen Million Five Hundred Thousand Dollars ($15,500,000.00)." In addition, the Equipment Loan provided for in
Section 2.2(B) of the Loan Agreement is hereby reduced dollar for dollar to the extent that the principal amount that the Revolving Credit Loans provided for in
Section 2.1 exceeds $13,500,000.00.

4. The provisions of this Letter Agreement shall be effective for the period commencing on the date hereof and continuing until the earlier of (i) the date that is 90 days after the principal amount outstanding under the Loan Agreement first exceeds $13,500,000.00, or (ii) May 31, 1997,

Alpine Lace Brands, Inc.
February10, 1997
Page 2

and for no other period. Not later the earlier of the dates set forth in the preceding sentence, all sums advanced by Lender to Borrower in reliance upon the terms of this Letter Agreement shall be repaid in full and may not be reborrowed thereafter. The failure of Borrower to repay all such sums by May 31, 1997, shall constitute an Event of Default. The terms of this paragraph 4 shall survive the expiration or other termination of this Letter Agreement.

5. Borrower represents and warrants to Lender that Borrower has authorized, by all necessary corporate action, the execution and delivery of, and performance under, the Loan Agreement as amended hereby.

6. Except as expressly set forth herein, all terms and conditions of the Loan Agreement shall remain in full force and effect without amendment, modification or limitation of any kind.

If the foregoing terms are acceptable to Borrower, please so indicate by executing this Letter Agreement in the space provided below and returning a fully executed original counterpart hereof to the attention of the undersigned. This Letter Agreement shall be of no force or effect until such time as Lender shall have received a fully executed original counterpart hereof.

Very truly yours,

Fleet Capital Corporation

By/s/ Howard I. Handman
      Howard I. Handman


Accepted and Agreed:

Alpine Lace Brands, Inc.

By/s/ Arthur Karmel

MCT Dairies, Inc.

By/s/ Arthur Karmel

Dakota Farms Cheese, Inc.

By/s/ Arthur Karmel

                                                                 Exhibit 10.3(g)



                                                              March 27,1996



Mr. Kenneth E. Meyers
8 Darby Terrace
Livingston, NJ 07039

Dear Ken:

I am writing in reference to the Employment Agreement, dated January 1, 1995, between you and MCT Dairies, Inc. It has come to our attention that one provision, which we intended to include in the agrrement, was inadvertently omitted. Therefore, Section 2 of the agreement hereby is amended to add the following sentence just before the last sentence of that section:

Notwithstanding anything to the contrary, in the event of a Change in Ownership, as defined below, of the Company, the term of this Agreement shall re-commence as of the effective date of such Change of Ownership.

If you agree with this amendment, please sign the enclosed copy of this letter and return it to me.

                                                      Very truly yours,

                                                      MCT DAIRIES, INC.


                                                      By:/s/ Carl T. Wolf
                                                             Carl T. Wolf
                                                               Chairman
AGREED:


/s/ Kenneth E. Meyers
    Kenneth E. Meyers

                                                                 Exhibit 10.3(h)
                                    AGREEMENT


THIS AGREEMENT made as of the 9th day of January, 1997 by and between ALPINE LACE, INC., a Delaware corporation, having its principal offices at 111 Dunnell Road, Maplewood, New Jersey 07040 (hereinafter referred to as the "Company") and KENNETH E. MEYERS residing at 8 Darby Lane, Livingston, New Jersey 07039 (hereinafter referred to as the "Employee").

                              W I T N E S S E T H:

WHEREAS, the Employee is the President and Chief Operating Officer of the Company's wholly owned subsidiary MCT Dairies, Inc. ("MCT"), which engages in the cheese and commodity trading business, pursuant to an Employment Agreement between the Employee and MCT dated as of January 1, 1995 (the "Employment Agreement"), and, under the Employment Agreement, the Employee's compensation is based upon ceratin defined business activity of such subsidiary;

WHEREAS, the Employee has also been managing the Company's pending patent litigation against four defendants and other matters relating to the Company's patents and other proprietary matters;

WHEREAS, the extensive time spent by the Employee on such matters has limited the time he has spent on the business of MCT and has had a negative impact on MCT's business and on the Employee's compensation.

NOW, THEREFORE, the parties agree a follows:


1. Employment Agreement. The Employment Agreement shall remain in full force and effect and all of the terms and conditions of the Employee's employment shall be governed by the terms of the Employment Agreement. This Agreement is not an employment agreement; it does not constitute a promise of employment or any additional terms and conditions of employment above and beyond those contained in the Employment Agreement.

2. Duties.

(a) In consideration of the compensation to be paid to the Employee hereunder, the Employee agrees to devote all of his business time and effort to the patent litigation and other matters relating to the Company's patents and other similar proprietary matters (referred to generally hereinafter as "proprietary matters") as may be necessary in the best interest of the Company including all time and effort that may be necessary to bring the pending patent litigation to a satisfactory conclusion. The Employee shall continue to manage proprietary matters to the extent and in a manner consistent with his past performance and shall also undertake such duties in relation to proprietary matters as may be reasonably requested by the President of the Company.

(b) Employee agrees that the duties performed or to be performed under this Agreement or in relation to proprietary matters generally are duties within the scope of his employment and that the provisions of the Employment Agreement (such as, for example, "Non-Disclosure Covenant," " Covenant Not to Compete; Non-Interference;" "Covenant to Report; Ownership of Trade Secrets, etc." and the definition of "cause" contained in paragraph 8(c)) are applicable to such duties.


3. Compensation. In consideration of the time and effort spent by the Employee on proprietary matters to date and of his continuing time and effort, the Company shall pay to the Employee an amount equal to five percent (5%) of the amounts received by the Company in connection with the pending patent litigation and/or in connection with the other proprietary matters, as set forth below.

(a) For purposes of this Section 3, the "amounts received by the Company" shall equal:

Net Licensing Revenue as that term is defined in the Modification Agreement, dated February 24, 1995 to the Asset Purchase Agreement dated April 16, 1990 between the Company and Gamay Foods, Inc. and Dr. Aly Gamay (jointly, "Gamay") (such agreements referred to hereinafter as the "Modification Agreement").

                                   REDUCED BY

Any "Licensing Royalty," as defined in the Modification Agreement, paid to Gamay under the Modification Agreement.


(b) Any amounts payable to the Employee hereunder shall be paid within 30 days after payment is made to, or due to (whichever is sooner), Gamay under the Modification Agreement.

(c) In the event that the Modification Agreement is subsequently terminated or is modified or amended in such a manner so as to substantially change the definitions incorporated by reference herein or so as to substantially reduce the compensation to the Employee hereunder, the parties agree to renegotiate this Agreement so as to fulfill the intention of this Agreement and provide the compensation the Employee is intended to receive hereunder.

4. Termination.

(a) Except as set forth in sub-paragraph (b) below, all rights of the Employee to receive payments under this Agreement shall continue in full force and effect even if the Employee's employment terminates under the Employment Agreement and/or he is no longer performing the duties set forth in paragraph 2 hereof.

(b) Notwithstanding the provisions of sub-paragraph (a) above, all rights of the Employee to receive payments under this Agreement shall terminate in the event that the Employee's employment is terminated under the Employment Agreement for cause.

5. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach.

6. Binding Effect. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective successors, assigns, heirs and legal representatives, including any entity with which the Company may merge or consolidate or to which it may transfer all or substantially all of its assets. Insofar as the Executive is concerned, the Agreement, being personal, may not be assigned.

7. Notices. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person, or three (3) days after being mailed by registered or certified first class mail, postage prepaid, return receipt request, to the parties hereto at the addresses set forth above (as the same may be changed from time to time by notice similarly given) or the last known business or residence address or such parties.

8. Entire Agreement; Amendments. This Agreement (i) contains the entire agreement between the Employee and the Company with respect to the subject matter hereof, (ii) supersedes all prior agreements and understandings, oral or written, with respect to the subject matter hereof, and (iii) may be changed only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

9. Severability. The invalidity of all or any part of any provision of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such provision. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

10. Disputes and Arbitration. All disputes concerning this Agreement shall be settled by arbitration; provided, however, that the Company and the Executive shall first attempt to settle any dispute arising out of, relating to or in connection with this Agreement by negotiation and mutual agreement. In the event a resolution cannot be reached within sixty (60) days of written notice reciting this paragraph 10, then such dispute shall be settled by arbitration in accordance with the commercial arbitration rules of the American Arbitration Association then in effect and arbitration shall take place in New York City, New York. The arbitrator's decision shall be final, binding on the Company and the Executive, not subject to appeal, and shall deal with the question of costs and expenses of arbitration, pre-award interest and all matters related thereto. Judgment upon the award rendered may be entered in any applicable jurisdiction or application may be made to such court for judicial recognition of the award or any order of enforcement thereof, as the case may be.

11. Governing Law; Consent to Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without giving effect to the principles of conflicts of law thereof. The Company and the Employee each hereby submits itself or himself for the sole purpose of this Agreement and any controversy rising hereunder to the exclusive jurisdiction of the state courts in the State of New Jersey, and waives any objection (on the grounds of lack of jurisdiction or forum non conveniens, or otherwise) to the exercise of such jurisdiction over it or him by any state court in the State of New Jersey.


IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first written above.

ATTEST:                                          ALPINE LACE BRANDS, INC.


BY:/s/ Arthur Karmel                             BY:/s/ Carl T. Wolf
       Arthur Karmel, Vice-President                    Carl T. Wolf, President

WITNESS:

/s/ Stephanie Angelis                               /s/ Kenneth E. Meyers
                                                        Kenneth E. Meyers

                                                                 Exhibit 10.4(b)

                              EMPLOYMENT AGREEMENT


THIS AGREEMENT made as of the 4th day of January 1993 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040 (hereinafter referred to as the "Company"), and MARION F. WOLF, residing at 627 Inwood Land, South Orange, NJ 07079 (hereinafter referred to as the "Executive").


                              W I T N E S S E T H:


WHEREAS, the Company is engaged in the development, marketing and distribution of nutritional cheeses and other specialty food products (the "ALPINE LACE Business"), and the Company's wholly owned subsidiary, Market Cheese Traders, Inc., a New Jersey corporation is engaged in cheese commodity trading ("the Cheese Trading Business");

WHEREAS, the Executive is Vice President Food Service Division of the Company in connection with its ALPINE LACE Business; and

WHEREAS, the Company desires to employ the Executive as its Vice President Food Service Division, and the Executive desires to be so employed by the Company, upon all the terms and conditions hereinafter set forth below.

NOW, THEREFORE, the parties agree as follows:

1. Employment. The Company hereby employs the Executive and the Executive hereby accepts employment by the Company upon the terms and conditions hereinafter set forth.

2. Term. Subject to the provisions of Paragraph 8 hereof, the term of Executive's employment by the Company under this Agreement shall commence on the date hereof and shall continue for a period of one (1) year; and, thereafter, the term hereof shall be automatically renewed for successive one (1) year renewal terms unless, prior to the expiration of the original term or the then current renewal term hereof, (a) the Executive shall give the Company sixty (60) days notice of his intention not to renew the term, or (b) the Company shall give the Executive a minimum six (6) months notice of its intention not to renew the term. The term of the Executive's employment hereunder, including the original term and any renewal terms hereof, is hereinafter referred to as the "Employment Period." Notwithstanding anything to the contrary, in the event of a change of control of the Company, the term of this Agreement shall re-commence as of the effective date of such change of control.

3. Compensation. For all services to be rendered hereunder, the Company shall pay the following compensation with respect to the initial term and each renewal term hereof during the Employment Period a salary of $75,000 per year.

4. Duties. The Executive shall be employed as an Executive of the Company, and shall have such duties as are assigned or delegated to him by the President of the Company. The Executive shall also, upon the request of the President of the Company, perform services for any Affiliate (as hereinafter defined) of the Company without further compensation; provided, however, that any such services to be performed for any Affiliate of the Company do not unreasonably interfere with the services rendered on behalf of the Company so as to materially adversely affect the Executive's compensation under Section 3. The Executive shall devote his entire business time, attention and energy exclusively to the business of the Company and its Affiliates and shall cooperate fully with the President of the Company in the advancement of the best interests of the Company and its Affiliates. The Executive will be Vice President -Branded Division.

5. Expenses. Subject to compliance by the Executive with such policies regarding expenses and expense reimbursement as may be adopted from time to time by the Company, the Executive is authorized to incur reasonable expenses in the performance of his duties hereunder in furtherance of the business and affairs of the Company and its Affiliates,and the Company will reimburse the Executive for all such reasonable expenses of an extraordinary nature, including, without limitation, expenses incurred in connection with out-of-pocket business travel and in all cases upon the presentation by the Executive of an itemized account satisfactory to the Company in substantiation of such expenses when claiming reimbursement.

6. Vacation. The Executive shall be entitled to two (2) weeks vacation in accordance with the Company's vacation policy in effect from time to time. Any unused vacation days may not be carried over from one period to the next without the prior written approval of the President or Board of Directors of the Company.

7. Company Benefits. The Executive shall, during the Employment Period, be eligible to participate in such pension, profit sharing, bonus, life insurance, medical and other employee benefit plans of the Company which may be in effect form time to time, to the extent he is eligible under the terms of those plans, on the same basis as other executive officers of the Company; provided, however, that the allocation of benefits under any plan which provides that allocations thereunder shall be in the discretion of the Board of Directors of the Company shall be determined from time to time by such Board of Directors.

8. Termination.

(a) The Employment Period, the Executive's salary and bonus and any and all rights under this Agreement or otherwise as an employee of the Company shall terminate (except as to salary accrued prior to such termination): (i) upon the death of the Executive; (ii) upon the physical or mental disability of the Executive (as defined in Paragraph 8(b) below); or (iii) for cause (as defined in Paragraph 8(c) below), immediately upon the giving of written notice thereof by the Company to the Executive, or at such later time as such notice may specify.

(b) For purposes of this Agreement, the Executive shall be deemed to be "physically or mentally disabled" if (i) for medical reasons he has been unable to perform his duties for forty five (45) consecutive days or seventy five (75) days in any twelve (12) month period, all as determined in good faith by the Board of Directors of the Company, and supported by medical evidence, and (ii) the Company notifies the Executive of the termination of the Employment Period as a result of such disability.

(c) For purposes of this Agreement, the term "cause" shall be deemed to mean any reason materially and adversely affecting the best interests of the Company or any of its Affiliates or such as to make it unreasonable to expect the Company to continue to employ the Executive, including, without limitation, the conviction of any crime, the commission or attempted commission of any act of wilful misconduct or dishonesty, malfeasance or gross negligence, the failure or neglect by the Executive to perform his duties hereunder or any other breach or attempted breach of any of the terms or provisions of this Agreement.

9. Non-Disclosure Covenant. The Executive covenants and agrees that he will not, during his employment with the Company, except in the performance of his duties hereunder, or at any time after the termination of his employment with the Company, communicate or disclose to any person (other than the Company or its Affiliates), or use for his own account or the benefit of any other person, without the prior written consent of the Company, any Confidential Information (as hereinafter defined) which was obtained or acquired by the Executive during the term of his employment with the Employer. The Executive further covenants and agrees that he shall retain all such Confidential Information in trust for the sole benefit of the Company and its Affiliates and their successors and assigns. For purposes of this Agreement, "Confidential Information" shall mean any and all knowledge and information relating to the business and affairs of the Company or any of its Affiliates, their products, processes and/or services and their customers, suppliers, creditors, shareholders, contractors, agents, consultants and employees (hereinafter referred to as "Related Persons"), which is or is intended by any of them to be of a confidential nature, including, but not limited to, any and all knowledge and information relating to research, development, inventions, manufacture, purchasing, accounting, finances, costs, profit margins, patents, copyrights, trademarks, trade names, marketing, merchandising, selling, customer lists, customer requirements and personnel, pricing, pricing methods and data processing and any and all other such knowledge, information and materials, heretofore or hereafter during the term of this Agreement, conceived, designed, created, used or developed by or relating to the Company, any of its Affiliates or any Related Person; provided, however, that Confidential Information shall not include any information which may be in the public domain or comes into the public domain not as a result of a breach by the Executive of any of the terms or provisions of this Agreement.

10. Covenant Not to Compete; Non-Interference.

(a) The Executive covenants and agrees that, during the Employment Period and for a period of two (2) years thereafter, except in the course of his employment hereunder, he will not, directly or indirectly, engage in the sale, marketing, distribution or trading of any Similar Branded Cheese (as hereinafter defined) within the geographical territories in which the Company at any time during the Employment Period conducts its business. For purposes hereof, the term "Similar Branded Cheese" means any cheese or cheese food product having the same or similar characteristics, in terms of type (e.g., Swiss) or other characteristics such as sodium, cholesterol and/or fat content, as any Branded Cheese sold, marketed, distributed or traded by the Company at any time during the one (1) year period immediately preceding the termination of the Employment Period.

(b) The Executive covenants and agrees that he will not, whether for his own account or the account of any other person (i) at any time during the Employment Period and for a period of two (2) years thereafter, solicit, employ or otherwise engage, as an employee, independent consultant or otherwise, any person who is or was an employee of or independent consultant to the Company or any of its Affiliates to terminate his employment with or engagement by the Company or such Affiliate (as the case may be), or (ii) at any time during or after the termination of the Employment Period, interfere with the relationship of the Company or any of its Affiliates with any person, including any person who at any time during the Employment Period was an employee or a customer or supplier of, or in the habit of dealing with, the Company or any of its Affiliates.

(c) It is understood and agreed by and between the parties hereto that the foregoing covenants by the Executive set forth in this Paragraph 10 are essential elements of this Agreement and that, but for the agreement of the Executive to comply with such covenants, the Company would not have entered into this Agreement.

11. Covenant to Report; Ownership of Trade Secrets, etc.

(a) The Executive shall promptly communicate and disclose to the Company all observations made and data obtained by him in the course of his employment with the Company. All written materials, records and documents made by the executive or coming materials, records and documents made by the Executive or coming into his possession during the Employment Period concerning the business or affairs of the Company of any of its Affiliates shall be the sole property of the Company and its Affiliates; and upon the termination of the Employment Period or upon the earlier request of the Company during the Employment Period, the Executive shall promptly deliver the same to the Company (or its designee). The Executive agrees to render to the Company or to any of its Affiliates such reports of the activities undertaken by the Executive or conducted under the Executive's direction during the Employment Period, as the Company of any such Affiliate may reasonably request.

(b) The Executive agrees that any trade secret, invention, improvement, patent, patent application or writing, and any program, system or novel technique
(whether or not capable of being trademarked, copyrighted or patented) conceived, devised, developed or otherwise obtained by him during the Employment Period relating to the business, property, methods, suppliers or customers of the Company or any of its Affiliates shall be and become the property of the Company and its Affiliates; and the Executive agrees to give the Company prompt written notice of his conception, invention, authorship, development or acquisition of any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique and to execute such instruments of transfer, assignment, conveyance or confirmation and such other documents and to do all appropriate lawful acts as may be required by the Company to transfer, assign, confirm and perfect the Company all legally protectable rights in any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique.

12. Remedies. The Executive acknowledges that the Company will have no adequate remedy at law if the Executive violates any of the terms of this Agreement. In such event, the Company shall have the right, in addition to any other rights it may have, to obtain, in any court of competent jurisdiction, injunctive relief to restrain any breach or threatened breach hereof or otherwise to specifically enforce any of the provisions of this Agreement.

13. Definitions.

(a) The term "Affiliate" of another person means any person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with such other person.

(b) The term "person" shall mean any individual, corporation, firm, association, partnership, other legal entity or other form of business organization.

14. Compliance with Other Agreements. The Executive represents and warrants that the execution and delivery by him of this Agreement and the performance by him of his obligations hereunder will not, with or without the giving of notice of the passage of time, (i) violate any judgement, writ, injunction or order of any court, arbitrator or governmental agency applicable to him, or (ii) conflict with, result in the breach of any provisions of or the termination of, or constitute default under, any agreement to which the Executive is a party or by which he is or may be bound.

15. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach.

16. Binding Effect; Benefits. This Agreement shall insure to the benefit of, and shall be binding upon, the parties hereto and their respective successors, assigns, heirs and legal representatives, including any entity with which the Company may merge or consolidate or to which it may transfer all or substantially al of its assets. Insofar as the Executive is concerned, this Agreement, being personal, may not be assigned.

17. Notices. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person, transmitted by telex or three (3) days after being mailed by registered or certified first class mail, postage prepaid, return receipt request, to the parties hereto at the addresses set forth above (as the same may be changed from time to time by notice similarly given) or the last known business or residence address of such parties.

18. Entire Agreement; Amendments. This Agreement (i) contains the entire agreement and supersedes all prior agreements and understanding, oral or written, with respect to the subject matter hereof, including any agreement or understanding between the Executive and Alpine Lace and/or any other Affiliate of the Company, and (ii) may not be changed orally, but only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

19. Severability. The invalidity of all or any part of any provision of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such provision. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

20. Governing Law; Consent to Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without giving effect to the principles of conflicts of law thereof. The Company and the Executive each hereby submits itself or himself for the sole purpose of this Agreement and any controversy arising hereunder to the exclusive jurisdiction of the state courts in the State of New Jersey, and waives any objection (on the grounds of lack of jurisdiction or forum non conveniens, or otherwise) to the exercise of such jurisdiction over it or him by any state court in the State of New Jersey.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed on the date above first written.


ATTEST:                                          ALPINE LACE BRANDS, INC.


BY:/s/ Kenneth E. Meyers                         BY:/s/ Carl T. Wolf
       Kenneth E. Meyers, Secretary                     Carl T. Wolf, President


WITNESS:


/s/ Neyda L. Parrilla                               /s/ Marion F. Wolf
                                                        Marion F. Wolf

                                                                 Exhibit 10.4(c)


                              EMPLOYMENT AGREEMENT


THIS AGREEMENT made as of the 4th day of January 1993 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040 (hereinafter referred to as the "Company"), and ARTHUR KARMEL, residing at 4 Gary Drive, Englishtown, NJ 07726 (hereinafter referred to as the "Executive").


                              W I T N E S S E T H:


WHEREAS, the Company is engaged in the development, marketing and distribution of nutritional cheeses and other specialty food products (the "ALPINE LACE Business"), and the Company's wholly owned subsidiary, Market Cheese Traders, Inc., a New Jersey corporation is engaged in cheese commodity trading ("the Cheese Trading Business");

WHEREAS, the Executive is Vice President and Controller of the Company in connection with its ALPINE LACE Business; and

WHEREAS, the Company desires to employ the Executive as its Vice President and Controller, and the Executive desires to be so employed by the Company, upon all the terms and conditions hereinafter set forth below.

NOW, THEREFORE, the parties agree as follows:

1. Employment. The Company hereby employs the Executive and the Executive hereby accepts employment by the Company upon the terms and conditions hereinafter set forth.

2. Term. Subject to the provisions of Paragraph 8 hereof, the term of Executive's employment by the Company under this Agreement shall commence on the date hereof and shall continue for a period of one (1) year; and, thereafter, the term hereof shall be automatically renewed for successive one (1) year renewal terms unless, prior to the expiration of the original term or the then current renewal term hereof, (a) the Executive shall give the Company sixty (60) days notice of his intention not to renew the term, or (b) the Company shall give the Executive a minimum six (6) months notice of its intention not to renew the term. The term of the Executive's employment hereunder, including the original term and any renewal terms hereof, is hereinafter referred to as the "Employment Period." Notwithstanding anything to the contrary, in the event of a change of control of the Company, the term of this Agreement shall re-commence as of the effective date of such change of control.

3. Compensation. For all services to be rendered hereunder, the Company shall pay the following compensation with respect to the initial term and each renewal term hereof during the Employment Period a salary of $73,000 per year.

4. Duties. The Executive shall be employed as an Executive of the Company, and shall have such duties as are assigned or delegated to him by the President of the Company. The Executive shall also, upon the request of the President of the Company, perform services for any Affiliate (as hereinafter defined) of the Company without further compensation; provided, however, that any such services to be performed for any Affiliate of the Company do not unreasonably interfere with the services rendered on behalf of the Company so as to materially adversely affect the Executive's compensation under Section 3. The Executive shall devote his entire business time, attention and energy exclusively to the business of the Company and its Affiliates and shall cooperate fully with the President of the Company in the advancement of the best interests of the Company and its Affiliates. The Executive will be Vice President -Branded Division.

5. Expenses. Subject to compliance by the Executive with such policies regarding expenses and expense reimbursement as may be adopted from time to time by the Company, the Executive is authorized to incur reasonable expenses in the performance of his duties hereunder in furtherance of the business and affairs of the Company and its Affiliates,and the Company will reimburse the Executive for all such reasonable expenses of an extraordinary nature, including, without limitation, expenses incurred in connection with out-of-pocket business travel and in all cases upon the presentation by the Executive of an itemized account satisfactory to the Company in substantiation of such expenses when claiming reimbursement.

6. Vacation. The Executive shall be entitled to two (2) weeks vacation in accordance with the Company's vacation policy in effect from time to time. Any unused vacation days may not be carried over from one period to the next without the prior written approval of the President or Board of Directors of the Company.

7. Company Benefits. The Executive shall, during the Employment Period, be eligible to participate in such pension, profit sharing, bonus, life insurance, medical and other employee benefit plans of the Company which may be in effect form time to time, to the extent he is eligible under the terms of those plans, on the same basis as other executive officers of the Company; provided, however, that the allocation of benefits under any plan which provides that allocations thereunder shall be in the discretion of the Board of Directors of the Company shall be determined from time to time by such Board of Directors.

8. Termination.

(a) The Employment Period, the Executive's salary and bonus and any and all rights under this Agreement or otherwise as an employee of the Company shall terminate (except as to salary accrued prior to such termination): (i) upon the death of the Executive; (ii) upon the physical or mental disability of the Executive (as defined in Paragraph 8(b) below); or (iii) for cause (as defined in Paragraph 8(c) below), immediately upon the giving of written notice thereof by the Company to the Executive, or at such later time as such notice may specify.

(b) For purposes of this Agreement, the Executive shall be deemed to be "physically or mentally disabled" if (i) for medical reasons he has been unable to perform his duties for forty five (45) consecutive days or seventy five (75) days in any twelve (12) month period, all as determined in good faith by the Board of Directors of the Company, and supported by medical evidence, and (ii) the Company notifies the Executive of the termination of the Employment Period as a result of such disability.

(c) For purposes of this Agreement, the term "cause" shall be deemed to mean any reason materially and adversely affecting the best interests of the Company or any of its Affiliates or such as to make it unreasonable to expect the Company to continue to employ the Executive, including, without limitation, the conviction of any crime, the commission or attempted commission of any act of wilful misconduct or dishonesty, malfeasance or gross negligence, the failure or neglect by the Executive to perform his duties hereunder or any other breach or attempted breach of any of the terms or provisions of this Agreement.

9. Non-Disclosure Covenant. The Executive covenants and agrees that he will not, during his employment with the Company, except in the performance of his duties hereunder, or at any time after the termination of his employment with the Company, communicate or disclose to any person (other than the Company or its Affiliates), or use for his own account or the benefit of any other person, without the prior written consent of the Company, any Confidential Information (as hereinafter defined) which was obtained or acquired by the Executive during the term of his employment with the Employer. The Executive further covenants and agrees that he shall retain all such Confidential Information in trust for the sole benefit of the Company and its Affiliates and their successors and assigns. For purposes of this Agreement, "Confidential Information" shall mean any and all knowledge and information relating to the business and affairs of the Company or any of its Affiliates, their products, processes and/or services and their customers, suppliers, creditors, shareholders, contractors, agents, consultants and employees (hereinafter referred to as "Related Persons"), which is or is intended by any of them to be of a confidential nature, including, but not limited to, any and all knowledge and information relating to research, development, inventions, manufacture, purchasing, accounting, finances, costs, profit margins, patents, copyrights, trademarks, trade names, marketing, merchandising, selling, customer lists, customer requirements and personnel, pricing, pricing methods and data processing and any and all other such knowledge, information and materials, heretofore or hereafter during the term of this Agreement, conceived, designed, created, used or developed by or relating to the Company, any of its Affiliates or any Related Person; provided, however, that Confidential Information shall not include any information which may be in the public domain or comes into the public domain not as a result of a breach by the Executive of any of the terms or provisions of this Agreement.

10. Covenant Not to Compete; Non-Interference.

(a) The Executive covenants and agrees that, during the Employment Period and for a period of two (2) years thereafter, except in the course of his employment hereunder, he will not, directly or indirectly, engage in the sale, marketing, distribution or trading of any Similar Branded Cheese (as hereinafter defined) within the geographical territories in which the Company at any time during the Employment Period conducts its business. For purposes hereof, the term "Similar Branded Cheese" means any cheese or cheese food product having the same or similar characteristics, in terms of type (e.g., Swiss) or other characteristics such as sodium, cholesterol and/or fat content, as any Branded Cheese sold, marketed, distributed or traded by the Company at any time during the one (1) year period immediately preceding the termination of the Employment Period.

(b) The Executive covenants and agrees that he will not, whether for his own account or the account of any other person (i) at any time during the Employment Period and for a period of two (2) years thereafter, solicit, employ or otherwise engage, as an employee, independent consultant or otherwise, any person who is or was an employee of or independent consultant to the Company or any of its Affiliates to terminate his employment with or engagement by the Company or such Affiliate (as the case may be), or (ii) at any time during or after the termination of the Employment Period, interfere with the relationship of the Company or any of its Affiliates with any person, including any person who at any time during the Employment Period was an employee or a customer or supplier of, or in the habit of dealing with, the Company or any of its Affiliates.

(c) It is understood and agreed by and between the parties hereto that the foregoing covenants by the Executive set forth in this Paragraph 10 are essential elements of this Agreement and that, but for the agreement of the Executive to comply with such covenants, the Company would not have entered into this Agreement.

11. Covenant to Report; Ownership of Trade Secrets, etc.

(a) The Executive shall promptly communicate and disclose to the Company all observations made and data obtained by him in the course of his employment with the Company. All written materials, records and documents made by the executive or coming materials, records and documents made by the Executive or coming into his possession during the Employment Period concerning the business or affairs of the Company of any of its Affiliates shall be the sole property of the Company and its Affiliates; and upon the termination of the Employment Period or upon the earlier request of the Company during the Employment Period, the Executive shall promptly deliver the same to the Company (or its designee). The Executive agrees to render to the Company or to any of its Affiliates such reports of the activities undertaken by the Executive or conducted under the Executive's direction during the Employment Period, as the Company of any such Affiliate may reasonably request.

(b) The Executive agrees that any trade secret, invention, improvement, patent, patent application or writing, and any program, system or novel technique
(whether or not capable of being trademarked, copyrighted or patented) conceived, devised, developed or otherwise obtained by him during the Employment Period relating to the business, property, methods, suppliers or customers of the Company or any of its Affiliates shall be and become the property of the Company and its Affiliates; and the Executive agrees to give the Company prompt written notice of his conception, invention, authorship, development or acquisition of any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique and to execute such instruments of transfer, assignment, conveyance or confirmation and such other documents and to do all appropriate lawful acts as may be required by the Company to transfer, assign, confirm and perfect the Company all legally protectable rights in any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique.

12. Remedies. The Executive acknowledges that the Company will have no adequate remedy at law if the Executive violates any of the terms of this Agreement. In such event, the Company shall have the right, in addition to any other rights it may have, to obtain, in any court of competent jurisdiction, injunctive relief to restrain any breach or threatened breach hereof or otherwise to specifically enforce any of the provisions of this Agreement.

13. Definitions.

(a) The term "Affiliate" of another person means any person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with such other person.

(b) The term "person" shall mean any individual, corporation, firm, association, partnership, other legal entity or other form of business organization.

14. Compliance with Other Agreements. The Executive represents and warrants that the execution and delivery by him of this Agreement and the performance by him of his obligations hereunder will not, with or without the giving of notice of the passage of time, (i) violate any judgement, writ, injunction or order of any court, arbitrator or governmental agency applicable to him, or (ii) conflict with, result in the breach of any provisions of or the termination of, or constitute default under, any agreement to which the Executive is a party or by which he is or may be bound.

15. Waiver of Breach. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach.

16. Binding Effect; Benefits. This Agreement shall insure to the benefit of, and shall be binding upon, the parties hereto and their respective successors, assigns, heirs and legal representatives, including any entity with which the Company may merge or consolidate or to which it may transfer all or substantially al of its assets. Insofar as the Executive is concerned, this Agreement, being personal, may not be assigned.

17. Notices. All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person, transmitted by telex or three (3) days after being mailed by registered or certified first class mail, postage prepaid, return receipt request, to the parties hereto at the addresses set forth above (as the same may be changed from time to time by notice similarly given) or the last known business or residence address of such parties.

18. Entire Agreement; Amendments. This Agreement (i) contains the entire agreement and supersedes all prior agreements and understanding, oral or written, with respect to the subject matter hereof, including any agreement or understanding between the Executive and Alpine Lace and/or any other Affiliate of the Company, and (ii) may not be changed orally, but only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

19. Severability. The invalidity of all or any part of any provision of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such provision. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

20. Governing Law; Consent to Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without giving effect to the principles of conflicts of law thereof. The Company and the Executive each hereby submits itself or himself for the sole purpose of this Agreement and any controversy arising hereunder to the exclusive jurisdiction of the state courts in the State of New Jersey, and waives any objection (on the grounds of lack of jurisdiction or forum non conveniens, or otherwise) to the exercise of such jurisdiction over it or him by any state court in the State of New Jersey.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed on the date above first written.


ATTEST:                                          ALPINE LACE BRANDS, INC.


BY:/s/ Kenneth E. Meyers                         BY:/s/ Carl T. Wolf
       Kenneth E. Meyers, Secretary                     Carl T. Wolf, President


WITNESS:


/s/ Neyda L. Parrilla                               /s/ Arthur Karmel
                                                        Arthur Karmel

                                                                      Exhibit 11
                            ALPINE LACE BRANDS, INC.

            COMPUTATION OF EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                         For the Year Ended December 31,


                                                                    1996                 1995                   1994

Net earnings (loss) for the year
  applicable to common stock (1):

Earnings (loss) before extraordinary
 item                                                            $1,902,004            $3,912,028           $(3,122,989)

Extraordinary item                                                     ---               $103,760                   ---

NET EARNINGS (LOSS)                                              $1,902,004            $4,015,788           $(3,122,989)

Preferred stock dividends                                          $168,750              $121,513                   ---

MCT Dairies, Inc. option                                           $107,751                   ---                   ---

Net earnings (loss) applicable to
 common shareholders                                             $1,625,503            $3,894,275           $(3,122,989)

Weighted average number of
  common shares outstanding:

Issued and outstanding common
  shares (2)                                                     5,106,536              5,050,136             5,012,419

Incremental shares attributable to
  assumed exercise of stock options
  and warrants (3)                                                 132,881                239,139                   ---

Weighted average number of common
  shares (2) + (3)                                               5,239,417              5,289,275             5,012,419

Earnings (loss) per common and common
  equivalent share                                                    $.31                   $.74                 $(.62)

Earnings (loss) before
  extraordinary item                                                  $.31                   $.72                 $(.62)

Extraordinary item                                                     ---                   $.02                   ---

       NET EARNINGS (LOSS) PER SHARE                                  $.31                   $.74                 $(.62)

                                                                     Exhibit 21





             Subsidiaries of Registrant

             (1)      MCT Dairies, Inc., a New Jersey corporation

             (2)      Dakota Farms Cheese, Inc., a Delaware corporation.

                                                                      Exhibit 23


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





We have issued our report dated February 7, 1997, accompanying the consolidated financial statements included in the Annual Report of Alpine Lace Brands, Inc. on Form 10-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statements of Alpine Lace Brands, Inc. on Form S-3 (File No. 33-53942, effective November 18,
1992) and on Form S-8 (as filed with the Securities and Exchange Commission on May 18, 1993, File No. 33-62948).




/s/ Grant Thornton LLP
GRANT THORNTON LLP


Parsippany, New Jersey
March 20, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE LACE BRANDS, INC.

By: /s/ Carl T. Wolf Carl T. Wolf, President and Chairman of the Board

Dated: March 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                  DATE

 /s/ Carl T. Wolf          President and Chairman of the          March 10, 1997
Carl T. Wolf               Board of Directors (Principal
                           executive officer)

 /s/ Marion F. Wolf        Director                               March 10, 1997
Marion F. Wolf

 /s/ Richard Cheney        Director                               March 10, 1997
Richard Cheney

 /s/ Richard S. Hickok     Director                               March 10, 1997
Richard S. Hickok

 /s/ Howard M. Lorber      Director                               March 10, 1997
Howard Lorber

 /s/ Joseph Rosetti        Director                               March 10, 1997
Joseph Rosetti

 /s/ Stephen I. Sadove     Director                               March 10, 1997
Stephen I. Sadove

 /s/ Marvin Schiller       Director                               March 10, 1997
Marvin Schiller

 /s/ Arthur Karmel         Vice President - Finance &             March 10, 1997
Arthur Karmel              Chief Accounting Officer