Form 10-K/A
period 1996-12-31
ALPINE LACE BRANDS INC
filed 1997-04-29
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

A description of each of the Directors of the Company is provided below:

     Carl T. Wolf, 53, is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Wolf founded the Company and its predecessors and has been the chief executive officer of each of them since its inception, beginning in 1983. He became a Director of the Company shortly after its incorporation in February, 1986. From 1977 through 1985, he was also the President and sole stockholder of Market Finders Brokerage, Inc., a food brokerage firm which he founded with Marion F. Wolf, his wife. Prior to forming Market Finders Brokerage, Inc., Mr. Wolf was Manager-Specialty Foods Division of Standard Brands Inc. in 1977, was Vice President, General Manager Cheese Division and a director of Brooke Bond Foods, Inc., a food manufacturing and distributing company, from 1974 through 1976 and had been employed in other positions in that company since 1971. Mr. Wolf is a Phi Beta Kappa graduate of Rutgers University and received his M.B.A. with Honors (Beta Gamma Sigma) from the University of Pittsburgh.

     Marion F. Wolf, 54, became a Director of the Company in March, 1986. In January, 1991, Mrs. Wolf became Vice President-Food Service of the Company. She was President and sole stockholder of Market Finders Brokerage, Inc. from 1985 to 1990. In May, 1990 Market Finders Brokerage, Inc. sold its commission brokerage business to an unrelated party, but Mrs. Wolf continued to serve as President of this business until December, 1990. See "Item 13. Certain Relationship and Related Transactions - Market Finders Brokerage, Inc."

     Richard Cheney, 75, became a Director of the Company in August, 1994. Mr. Cheney is the former Chairman of Hill & Knowlton, an international public relations and public affairs company, where he had been employed since 1988. Mr. Cheney is on the Board of Directors of Chattem, Inc., Rowe Furniture Corporation and Stoneridge, Inc.

     Richard S. Hickok, 71, became a Director of the Company in March, 1988. Since January, 1990, Mr. Hickok has been the Chairman of Hickok Associates, Inc., a financial services consulting firm. Mr. Hickok is the retired Chairman of KMG Main Hurdman, Certified Public Accountants (now part of KPMG Peat Marwick). He retired in 1983 following 35 years in public accounting with KMG Main Hurdman serving progressively as partner, Managing Partner and Chairman. Since 1983, Mr. Hickok has been a consultant and director of numerous public and private companies. He is a director of Comstock Resources, Inc., Marcam Corporation, Marsh McLennan Companies, Inc., and ProjectaVision, Inc.

     Howard M. Lorber, 48, became a Director of the Company in September, 1993. He is the Chairman and Chief Executive Officer of Hallman & Lorber Associates, Inc., a consulting and actuarial firm for pension and profit sharing plans. Mr. Lorber is also President and Chief Operating Officer and a member of the board of Directors of New Valley Corporation (formerly Western Union Corporation), as well as Chairman of the Board of Directors and CEO of Nathans Famous, Inc. He is also a member of the Board of Directors of United Capital Corp., and Prime Hospitality Corp., and a Trustee of the Board of Long Island University.

     Joseph R. Rosetti, 63, became a Director of the Company in August, 1992. Mr. Rosetti has been since May, 1991 the Vice Chairman of Kroll Associates, a private investigative and consulting organization. Prior to joining Kroll Associates in April 1987, Mr. Rosetti was in charge of worldwide security for International Business Machines Corporation.

Prior to joining International Business Machines Corporation, Mr. Rosetti held a number of government positions with the United States Departments of Justice and Treasury. He is a member of the Board of Directors of Rapor-Security Access Co. and Security Technology Inc.

     Stephen Sadove, 45, became a Director of the Company in December, 1994. Since 1991, Mr. Sadove has been the President of Worldwide Clairol (a subsidiary of Bristol-Meyers Squibb Company). Mr. Sadove is a member of the Board of Directors of Hazelden and Saks Holdings and the Board of Trustees of several non-profit institutions.

     Dr. Marvin Schiller, 63, became a Director of the Company in August, 1994. Dr. Schiller is the former Managing Director of A.T. Kearney, Inc., an international management consulting firm, where he had been since 1959. Dr. Schiller is the author of numerous articles in professional and business journals and is an active public speaker. He is a member of the Board of Directors of the Lepercq-Istel Fund, Inc., Reprise Capital Corporation, Salant Corporation, and Strategic Agricultural Management Corporation. He is the former Chairman of the Board and Chief Executive Officer of the American Society for the Prevention of Cruelty to Animals (ASPCA), President of the Mental Illness Foundation, and serves as a member of the Board of Visitors of the College of Social Science at Michigan State University.

     John M. Small, 49, became a Director of the Company in March, 1997. Mr. Small has been a Senior Partner at CSC Weston Group, a business unit of Computer Sciences Corporation, since 1995. Prior to joining CSC, Mr. Small was a Principal of Weston Group, a management consulting firm specializing in Business and Marketing Strategy within the Food, Beverage, Healthcare and Personal Care industries, from 1988 to 1995. Prior to joining Weston Group, Mr. Small held various management positions at General Foods Corporation, from 1972 to 1988, and, most notably, was responsible for the development and introduction of Jell-O Pudding Pops. Mr. Small has also been retained as an expert witness regarding matters within the Dairy industry. Mr. Small received his B.A. from New York University's University College of Arts and Sciences in 1969 and his MBA from New York University's Graduate School of Business Administration (now named the Leonard Stern School of Business Administration) in 1974.

Information Regarding Executive Officers

A description of each executive officer of the Company is provided below:

     Carl T. Wolf, 53, is Chairman of the Board, President and Chief Executive Officer of the Company. A description of Mr. Wolf appears on page 2.

     Marion F. Wolf, 54, is Vice President - Food Service and a Director of the Company. A description of Mrs. Wolf appears on page 2.

     Kenneth E. Meyers, 37, is President of MCT Dairies, Inc., a subsidiary of the Company, where he has been employed since July, 1985 and has also been Secretary of the Company since February, 1986; from March, 1983 to July, 1985 he directed the sales activities for PreMonde Alpine Lace Swiss Cheese and other specialty products at the Company's predecessor First World Cheese Associates. Prior to joining the Company, Mr. Meyers served as a sales agent for Dictaphone Corporation, a division of Pitney-Bowes, Inc., following his graduation in 1982 from the University of Rhode Island.

     George S. Wenger, 47, has been Vice President - General Manager Branded Division Sales of the Company and its predecessor First World Cheese Associates since October, 1985. Prior to joining the Company, Mr. Wenger was Executive Vice President and principal of Wenger-Crates & Assoc., Inc., a retail food brokerage firm in Cleveland, Ohio, with which Mr. Wenger had been associated since 1972. Mr. Wenger is a graduate of Ohio University.

     Arthur Karmel, 39, has been Vice President - Finance of the Company since January, 1995. Mr. Karmel was elected Vice President in May, 1992 and had been the Controller since March, 1989. Mr. Karmel joined the Company in October, 1987 as a Senior Accountant. Prior to joining the Company, Mr. Karmel held various accounting positions with the advertising agencies of Scali, McCabe, Sloves, Inc. from 1986 to 1987 and Cunningham and Walsh, Inc. from 1983 to 1986. Mr. Karmel graduated from Brooklyn College.

     Dominick F. Gonnella, 28, has been Vice President-Operations of the Company since July, 1994. In April, 1994, Mr. Gonnella was promoted to Director of Operations. In October, 1992, Mr. Gonnella advanced to the Production Planning and Purchasing position. Mr. Gonnella joined the Company in January, 1990, and held the position of Inventory Control Manager through September, 1992. Mr. Gonnella is a graduate of Kean College.


There are no family relationships between any Directors and executive officers of the Company, except that Carl T. Wolf and Marion F. Wolf are husband and wife.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the Chief Executive Officer of the Company and the 4 other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996.


                                                        Summary Compensation Table

                                                                                                                Long-Term
                                                                         Annual Compensation(1)                Compensation


Name and                                               Year            Salary               Bonus               Options
Principal Position

Carl T. Wolf.....................................      1996            $288,500                   -                 23,400
President and Chief                                    1995            $275,000                   -                 61,600
Executive Officer                                      1994            $275,000                   -                  5,000


Kenneth E. Meyers................................      1996            $802,400                   -                 15,000
President - MCT Dairies, Inc.                          1995            $389,209                   -                  5,000
                                                       1994            $401,732                   -                  4,000


George S. Wenger.................................      1996            $166,000             $10,000                  5,000
Vice President-General Manager                         1995            $160,000             $20,000                  5,000
Branded Division Sales                                 1994            $150,000             $18,000                  4,000


Marion F. Wolf...................................      1996            $130,000             $15,000                 10,000
Vice President -                                       1995            $100,000             $20,000                  5,000
Food Service                                           1994             $85,000             $18,000                  4,000


Arthur Karmel....................................      1996            $105,000             $16,250                 10,000
Vice President -                                       1995             $85,000             $17,000                  8,500
Finance                                                1994             $72,500              $5,750                  3,000



_______________
(1) Prerequisites and other personal benefits,  securities
or  property to each  executive  officer did not exceed the lesser of $50,000 or
10% of such executive officer's annual salary and bonus.

Stock Options

The following tables summarize (i) option grants during the year ended December 31, 1996 to the executive officers named in the Summary Compensation Table above, and the potential realizable value of such options and (ii) the aggregate value of all outstanding options held by such executive officers as of December 31, 1996.


                                                                Options Granted in 1996

                                                                   Individual Grants





                                                  % of Total                                                 Potential Realizable
                              Number of             Options                                                    Value at Assumed
                             Securities            Granted to                                               Annual Rates of Stock
                             Underlying            Employees         Exercise                               Price Appreciation for
                               Options             in Fiscal         or Base         Expiration                 Option Term(2)
Name                           Granted              Year(1)           Price             Date                    5%            10%

Carl T. Wolf.............      23,400(3)             18.4%            $ 6.00          10/01/06               $88,297       $223,761

Kenneth E. Meyers........      15,000(3)             11.8%            $ 6.00          10/01/06               $56,601       $143,437

George S. Wenger.........       5,000(3)              3.9%            $ 6.00          10/01/06               $18,867       $47,812

Marion F. Wolf...........      10,000(3)              7.9%            $ 6.00          10/01/06               $37,734       $95,625

Arthur Karmel............      10,000(3)              7.9%            $ 6.00          10/01/06               $37,734       $95,625



_______________
(1) The Company granted options  representing  126,900 shares of
Common Stock to employees in the year ended December 31, 1996.

(2) The potential  realizable  portion of the foregoing table  illustrates value that  might be  realized  upon  exercise  of  options  immediately  prior to the
expiration  of  their  term,   assuming  the  specified   compounded   rates  of
appreciation on the Company's  Common Stock over the term of the options.  These numbers do not take into account  provisions  of certain  options  providing for
termination    of   the   option    following    termination    of   employment,
nontransferability  or differences in vesting periods.

(3) These options are not exercisable for the first year after grant. On each of the first, second and third anniversaries of the date of grant, each option will become exercisable as to one-third of the shares of Common Stock subject to such
options.  Consequently,   after  the  third  anniversary  each  option  will  be
exercisable for its full number of shares.

                                                                Aggregate Option Values
                                                                  at December 31, 1996

                                            Number of Securities Underlying
                                                 Unexercised Options at                      Value of Unexercised In-the-Money
                                                    December 31, 1996                         Options at December 31, 1996(1)

Name                                      Exercisable            Unexercisable             Exercisable           Unexercisable

Carl T. Wolf                                   33,868                   66,132                 $ 5,835                 $ 2,916

Kenneth E. Meyers                              66,084                   19,666                $ 50,417                 $ 2,333

George S. Wenger                               66,084                    9,666                $ 50,417                 $ 2,333

Marion F. Wolf                                 10,834                   14,666                 $ 4,667                 $ 2,333

Arthur Karmel                                  19,667                   13,333                 $11,188                 $ 1,750




_________________
(1) On December 31, 1996, the last reported sales price of the
Company's  Common  Stock as  reported on the NASDAQ  Stock  Market was $5.25 per share.

Directors' Compensation

In 1996, the Company began paying each of the Directors of the Company, who is not also an employee of the Company, an annual retainer of $2,500. This retainer is paid in two installments of $1,250 on each of January 1 and July 1. A director must be in office on the date an installment is paid in order to receive such installments. The Company also pays each of its Directors who is not also an employee of the Company a fee of $1,500 ($750 in the case of participation by telephone) for each meeting of the Board of Directors or committee of the Board of Directors attended, subject to a maximum of $2,250 for attendance at more than one meeting on any one day. The Company's 1987 Stock Option Plan (as amended) provides, among other things, that (i) each person (who is not an employee of the Company or a subsidiary) who becomes a Director after January 11, 1993 will automatically receive, upon becoming a Director, a grant of an option to purchase 6,600 shares of the Company's Common Stock at the then fair market value, and (ii) each such non-employee Director will automatically receive, on November 1 of each year commencing November 1, 1995, an option to purchase 6,600 shares of the Company's Common Stock at the then fair market value. All such options vest over three years.

Employment Agreements

The Company entered into an employment agreement with Mr. Wolf in January, 1993. Under the agreement he receives a base salary with bonuses at the discretion of the Board of Directors. The employment agreement is for an initial term of three years and is automatically renewed for successive three year terms unless prior to the expiration of the original or any renewal term, Mr. Wolf gives the Company 60 days' notice or the Company gives Mr. Wolf three years' notice. Upon a change in control of the Company, Mr. Wolf's employment agreement will automatically be renewed for three years from the date of such event.

The Company's employment agreement with Mr. Meyers was amended effective January 1, 1995 to extend its term to December 31, 1996. The employment agreement provides for annual compensation equal to the greater of $115,050 or the sum of:
(1) one-third of the gross profit from cheese commodity trading activities directly conducted by him and (2) $.0075 per pound on all sales of branded cheeses of the Company, whether or not he participates in such sales, up to a maximum of $15,000 annually. The Company also agreed to grant Mr. Meyers a non-qualified option to purchase from the Company up to 20% of the stock of the Company's wholly-owned subsidiary MCT Dairies, Inc. In the event his employment with the Company is terminated, Mr. Meyers will receive a maximum of $150,000. In consideration for this payment, Mr. Meyers has agreed not to compete or interfere with the business of the Company upon termination for a period of from three to nine months thereafter depending on cause. The agreement is automatically renewed for successive one year terms unless prior to the expiration of the original or any renewal term, either party gives the other 90 days' notice. Upon a change in control of the Company, Mr. Meyers' employment agreement will automatically be renewed for one year from the date of such event.

In addition to the foregoing, Mr. Meyers has a separate agreement with the Company whereby, in consideration of Mr. Meyers' management of the Company's efforts to protect its proprietary rights, the Company will pay Mr. Meyers 5% of the amounts, if any, received by the Company (after expenses including attorneys fees and after certain other royalty payments) in connection with such rights. The amount of such payment or payments, if any, cannot currently be predicted.

The Company entered into an employment agreement with Mr. Wenger commencing as of January 4, 1993. Under the agreement, he receives a salary and a non-accountable expense allowance of $140 per week for local travel and entertainment expenses. The employment agreement is for an initial term of one year and is automatically renewed for successive one year terms unless prior to the expiration of the original or any renewal term, Mr. Wenger gives the Company 60 days' notice or the Company gives Mr. Wenger nine months' notice. Upon a change in control of the Company, Mr. Wenger's employment agreement will automatically be renewed for one year from the date of such event.

The Company entered into an employment agreement with Mrs. Wolf commencing as of January 4, 1993. The agreement sets forth Mrs. Wolf's duties and salary. The employment agreement is for an initial term of one year and is automatically renewed for successive one year terms unless prior to the expiration of the original or any renewal term, Mrs. Wolf gives the Company 60 days' notice or the Company gives Mrs. Wolf six months' notice. Upon a change in control of the Company, Mrs. Wolf's employment agreement will automatically be renewed for one year from the date of such event.

The Company entered into an employment agreement with Mr. Karmel commencing as of January 4, 1993. The agreement, sets forth Mr. Karmel's duties and salary. The employment agreement is for an initial term of one year and is automatically renewed for successive one year terms unless prior to the expiration of the original or any renewal term, Mr. Karmel gives the Company 60 days' notice or the Company gives Mr. Karmel six months' notice. Upon a change in control of the Company, Mr. Karmel's employment agreement will automatically be renewed for one year from the date of such event.

The Company entered into an employment agreement with Mr. Gonnella commencing as of April 19, 1994. The agreement, sets forth Mr. Gonnella's duties and salary. The employment agreement is for an initial term of one year and is automatically renewed for successive one year terms unless prior to the expiration of the original or any renewal term, Mr. Gonnella gives the Company 60 days' notice or the Company gives Mr. Gonnella ninety days' notice. Upon a change in control of the Company, Mr. Gonnella's employment agreement will automatically be renewed for one year from the date of such event.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

The following table sets forth information for Goldman, Sachs & Co., owner of more than 5% of the Company's Common Stock, as reported in its Schedule 13G dated February 14, 1997 and, as of April 9, 1997 for each of the Company's Directors, for each of the Company's executive officers included in the Summary Compensation Table set forth under the caption "Item 11. Executive Compensation-Compensation of Executive Officers" and for all executive officers and Directors of the Company as a group. Information with respect to beneficial ownership is based upon information furnished to the Company by each security holder. The warrants and options referred to in the footnotes to the table are presently exercisable, except as otherwise noted.


                                                                                      Amount          Percentage
                                                                                    and Nature      of Outstanding
                                                                                   of Beneficial        Common
                            Name and Address(1)                                     Ownership(2)         Stock

Carl T. Wolf ...................................................................   1,585,468(3)(4)        30.9%
Goldman, Sachs & Co. ...........................................................     471,400               9.2%
86 Broad Street
New York, NY  10004
Kenneth E. Meyers ..............................................................     102,101(5)            2.0%
George S. Wenger ...............................................................      89,082(5)            1.7%
Marion F. Wolf .................................................................      90,834(3)(6)         1.8%
Arthur Karmel ..................................................................      38,167(7)             (8)
Richard Cheney .................................................................      13,200(9)             (8)
Richard S. Hickok ..............................................................      22,202(10)            (8)
Howard M. Lorber ...............................................................      12,700(11)            (8)
Joseph R. Rosetti ..............................................................      17,800(12)            (8)
Stephen Sadove .................................................................       8,200(13)            (8)
Marvin Schiller ................................................................      12,200(9)             (8)
John M. Small ..................................................................           0                 -
All executive officers and Directors as
  a group ......................................................................   1,921,121(14)          35.7%

(1) Unless  otherwise  indicated,  the address of each  beneficial  owner is c/o
Alpine Lace Brands, Inc., 111 Dunnell Road, Maplewood, New Jersey 07040.
(2) Unless otherwise indicated, the persons shown have sole voting and investment power with respect to the shares listed.
(3) Includes  75,000  shares of Common Stock  jointly  owned by Carl T. Wolf and
Marion F. Wolf.
(4) Includes options to purchase 33,868 shares of Common Stock granted pursuant to the Company's 1987 Stock Option Plan (the "Plan").
(5) Includes options to purchase 66,084 shares of Common Stock granted pursuant to the Plan.
(6) Includes options to purchase 10,834 shares of Common Stock granted pursuant to the Plan.
(7) Includes options to purchase 19,667 shares of Common Stock granted pursuant to the Plan.
(8) Less than one percent.
(9) Includes options to purchase 8,200 shares of Common Stock granted pursuant to the Plan.
(10) Includes 5,250 restricted special warrants to purchase 5,250 shares of Common Stock and options to purchase 12,200 shares of Common Stock granted pursuant to the Plan and includes 667 restricted special warrants to purchase
2,001 shares of Common Stock and 667 warrants, with such 667 warrants exercisable to purchase an additional 1,000 shares of Common Stock.
(11) Consists of options to purchase 12,700 shares of Common Stock granted pursuant to the Plan.
(12) Includes options to purchase 15,200 shares of Common Stock granted pursuant to the Plan.
(13) Consists of options to purchase 8,200 shares of Common Stock granted pursuant to the Plan.
(14) Includes (i) 667 restricted special warrants to purchase 2,001 shares of Common Stock and 667 warrants, with such 667 warrants exercisable to purchase an additional 1,000 shares of Common Stock, (ii) 5,250 restricted special warrants to purchase 5,250 shares of Common Stock, and (iii) options to purchase 264,405 shares of Common Stock granted pursuant to the Plan and presently exercisable or exercisable within 60 days after April 9, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Market Finders Brokerage, Inc.

Market Finders Brokerage, Inc. ("Market Finders") is a food brokerage company organized in 1977 by Mr. and Mrs. Wolf. Mr. Wolf served as the President and was sole stockholder of Market Finders from 1977 until December 1985, at which time he resigned his position and transferred his stock in Market Finders to Mrs. Wolf, who succeeded him as President. In May, 1990 Market Finders sold the commission brokerage portion of its business to an unrelated party, but the sale provided for Mrs. Wolf to receive a percentage royalty (subject to a specified minimum and maximum) based on commissions generated by Market Finders. Effective April 1, 1993 and again in 1995, the commission brokerage business was resold to new owners, and Mrs. Wolf's percentage royalty arrangements were renegotiated, including a new provision for reduction of Mrs. Wolf's royalty in the event the Company ceases doing business with the new purchaser.

The Company continues to use the services of the purchasers of Market Finders' commission brokerage business. During 1996 sales agency fees and commissions paid by the Company to the purchaser aggregated $215,951.

Market Finders, which is still owned by Mrs. Wolf, continues to engage in certain import quota transactions with the Company. During 1996, purchases by the Company from Market Finders aggregated $539,181.

Herbloc, Inc.

In December, 1991, MCT Dairies, Inc., a wholly owned subsidiary of the Company, made an unsecured loan to Kenneth E. Meyers, the President of MCT, in the amount of $65,000 in order to finance the purchase by Mr. Meyers of all of the outstanding stock of Herbloc, Inc. ("Herbloc"), a California corporation. The loan bore interest at the rate of 11% per annum, compounded quarterly, and was repayable over five years in 20 equal installments of principal, plus accrued interest. The loan was repaid in full on December 31, 1996.

At the time of Mr. Meyers' purchase of the stock of Herbloc in December, 1991, the Company entered into a five-year supply agreement with Herbloc, which was renewed at the Company's option, in December 1996 for an additional five years, pursuant to which Herbloc has agreed to sell to the Company all cheese and cheese products imported by Herbloc pursuant to its import quotas. The Company has agreed to pay Herbloc (a) the cost of the imported cheese and cheese products plus all direct costs related to the importation of quota cheese, (b) a mark-up during the initial term of $0.0984 per pound of quota cheese imported under Herbloc's historical and non-historical import quotas, plus $0.015 per pound of quota cheese imported by Herbloc under any supplementary import quotas, but not less than $18,000 per year of mark-ups during the initial term, and during the renewal term a mark-up of $0.035 per pound of quota cheese imported by Herbloc under any quotas, and (c) the amount paid by Herbloc to the U.S. Department of Agriculture each year for license fees. The supply agreement guarantees that each year the Company will either purchase at least 86% of Herbloc's "quota share" for cheese and cheese products, or the Company will notify Herbloc by September 15 of such year of the amount of each "quota share" which the Company does not plan to purchase during the remainder of such year.

During 1996, the Company had aggregate purchases from Herbloc of $716,415 and the Company had aggregate sales to Herbloc of $43,723.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ALPINE LACE BRANDS, INC.

                          By: /s/Carl T. Wolf
                              Carl T. Wolf, President and Chairman of the Board

                       Dated: April 29, 1997