Form 10-Q
period 1997-03-31
ALPINE LACE BRANDS INC
filed 1997-05-09
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997             Commission File Number 0-15584


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of May 1, 1997, there were 5,124,305 shares of Common Stock, $.01 par value outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                           Page
                                                                         Number

Part I.  Financial Information


     Item 1.   Financial Statements


               Consolidated  Balance Sheets as of March 31, 1997
               (unaudited)  and December 31, 1996                             3

               Consolidated  Statements  of Earnings  for the Three
               Months Ended March 31, 1997 and 1996 (unaudited)               5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996 (unaudited)         6

               Notes to Consolidated Financial Statements                     8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10


Part II. Other Information


     Item 6.   Exhibits and Reports on Form 8-K                              11


Signature                                                                    12



                                     PART 1.

                              FINANCIAL INFORMATION


         Item 1.  Financial Statements


                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31, 1997           December 31, 1996
                                                                    (unaudited)

ASSETS (substantially pledged)

Cash and cash equivalents                                           $    31,581                $    393,173
Accounts receivable, net of
  allowance for bad debts                                            11,994,285                  13,431,641
Inventories                                                           9,203,058                   8,502,197
Prepaid expenses and deposits                                           311,398                     389,385
Advances to suppliers                                                   300,000                     300,000
Deferred tax asset                                                       29,583                      29,583

                  Total current assets                               21,869,905                  23,045,979


Property, plant and equipment
         Land, building and improvements                                314,418                     314,418
         Equipment under capital lease                                  973,795                     973,795
         Leasehold improvements                                         121,115                     121,115
         Furniture, fixtures and equipment                            2,826,007                   2,731,754
                                                                      4,235,335                   4,141,082
         Less accumulated depreciation and
           amortization                                               2,003,703                   1,890,996
                                                                      2,231,632                   2,250,086



OTHER ASSETS
         Note Receivable - Mountain Farms, Inc.                       1,675,948                   1,675,948
         Trademarks, tradenames and technology, less
           accumulated amortization of $1,058,515 in
           1997 and $1,019,739 in 1996                                1,384,137                   1,421,882
         Other                                                          234,435                     177,440
                                                                      3,294,520                   3,275,270


                                                                   $ 27,396,057                 $28,571,335



        The accompanying notes are an integral part of these statements.




                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS





                                                                 March 31, 1997           December 31, 1996
                                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                         $   8,020,416                 $11,685,587
         Accrued expenses                                             1,621,619                   1,328,328
         Income taxes                                                   604,894                     206,273
         Current maturities of obligations under
           capital leases                                               146,572                     147,519

                  Total current liabilities                          10,393,501                  13,368,157


Long term obligations, less current maturities
         Long-term debt                                               8,639,916                   7,521,566
         Obligations under capital leases                               246,316                     281,847
         Deferred tax liability                                         100,465                     100,465
                                                                      8,986,697                   7,903,878


Stockholders' equity
         Preferred stock, par value $.01 per share;
           authorized 1,000,000 shares;
           issued and outstanding 45,000 shares at
           liquidation amount of $50.00 per share                     2,250,000                   2,250,000
         Common stock, par value $.01 per share;
           authorized 10,000,000 shares; issued and
           outstanding 5,177,405 at March 31, 1997
           and 5,176,636 at December 31, 1996                            51,774                      51,767
         Additional paid-in capital                                   3,604,475                   3,602,141
         Retained earnings                                            2,633,593                   1,916,034
                                                                      8,539,842                   7,819,942
Less
         Common stock in treasury-at cost                               408,926                     387,290
         Unearned compensation                                          115,057                     133,352
                                                                      8,015,859                   7,299,300

                                                                    $27,396,057                 $28,571,335






        The accompanying notes are an integral part of these statements.





                            ALPINE LACE BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,

                                                                           1997                        1996

Net Sales                                                          $ 33,739,303                $ 32,550,994
Cost of goods sold                                                   23,890,496                  24,903,429
         Gross profit                                                 9,848,807                   7,647,565

Operating expenses
         Selling                                                      7,173,877                   5,781,395
         Administrative                                               1,265,022                   1,040,180
                                                                      8,438,899                   6,821,575

         Operating profit                                             1,409,908                     825,990


Interest expense - net                                                  243,664                     187,366

         Earnings before income taxes                                 1,166,244                     638,624

Income taxes                                                            406,497                     242,677

         Net earnings                                                   759,747                     395,947

Preferred stock dividends                                                42,188                      42,188
MCT Dairies, Inc. option                                                  4,877                           -

Net earnings applicable to common shareholders                      $   712,682               $     353,759


Net earnings per share of common stock                              $       .14               $         .07


Weighted average number of common and
  common equivalent shares outstanding                                5,183,922                   5,334,813




        The accompanying notes are an integral part of these statements.





                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                                Three Months Ended
                                                                                     March 31,

                                                                       1997                         1996

Cash flows from operating activities
   Net earnings                                                   $     759,747           $      395,947
   Adjustments to reconcile net earnings
       to net cash used in operating activities:
       Depreciation and amortization                                    151,483                  149,360
       Provision for losses on accounts
         receivable                                                      10,570                    9,000
       Other                                                             18,295                        -
       Change in assets and liabilities:
         Decrease in accounts receivable                              1,426,786                3,600,253
         (Increase) Decrease in inventory                              (700,861)                 134,279
         (Increase) Decrease in prepaid expenses                         77,987                   (7,910)
         (Increase) Decrease in other assets                            (56,995)                   4,364
         Decrease in notes receivable                                         -                    3,847
         Decrease in accounts payable                                (3,665,171)              (6,329,615)
         Increase (Decrease) in accrued expenses                        293,291                 (364,128)
         Increase (Decrease) in income taxes                            398,171                  (27,133)
         Decrease in other long-term liabilities                              -                  (41,181)
                                                                     (2,046,444)              (2,868,864)

       Net cash used in operating activities                        $(1,286,697)           $  (2,472,917)









        The accompanying notes are an integral part of these statements.







                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)



                                                                                Three Months Ended
                                                                                      March 31,


                                                                           1997                      1996



Cash flows from investing activities:
   Additions to property, plant and equipment                      $    (94,253)              $  (124,548)
   Payments for trademarks and tradenames and
   technology                                                            (1,031)                        -

   Net cash used by investing activities                                (95,284)                 (124,548)

Cash flows from financing activities:
   Net payments from obligation under capital lease                     (36,478)                  (35,685)
   Net proceeds under long-term obligations                           1,118,350                 1,735,005
   Purchase of treasury stock                                           (21,636)                        -
   Net proceeds from stock option exercises                               2,341                   594,302
   Payment of dividends to preferred shareholders                       (42,188)                  (42,188)

   Net cash provided by financing activities                          1,020,389                 2,251,434


   Net (decrease) in cash and cash equivalents                         (361,592)                 (346,031)


   Cash and cash equivalents at beginning of year                       393,173                   459,610


   Cash and cash equivalents at end of quarter                      $    31,581              $    113,579



   Supplemental disclosures of cash flow information:

   Cash paid during the year for

         Interest                                                   $   234,864              $    192,667

         Income taxes                                               $     8,126              $    269,811








        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities Exchange Commission.

The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements contained in its Annual Report on Form 10-K.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:

                             March 31, 1997                   December 31, 1996


Cheese inventory              $   8,663,533                     $     7,977,847


Packaging supplies                  539,525                             524,350


                              $   9,203,058                     $     8,502,197



4. Earnings per share of common stock was computed by dividing net earnings, after deducting preferred dividend requirements and earnings applicable to MCT Dairies, Inc. option, by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

5. New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and if applicable diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

6. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses and deli meats; and (2) the Company's cheese and dairy products trading business.

7. In an action brought by the Company in 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden, Inc., Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, summary judgment was granted in favor of Kraft in March 1996 and partial summary judgments were granted in favor of Borden and Schreiber in September 1996 and April 1997. The first two summary judgments have been appealed to the United States Court of Appeals for the Federal Circuit and the appeals have been consolidated. Motions filed in the District Court by Kraft and jointly by Borden and Schreiber to have the case declared exceptional under Section 285 of the Patent Statute were denied in April 1997. The case will continue in the District Court as to defendant Beatrice and as to certain claims against Borden and Schreiber.

During 1996, the Company was joined as a defendant in two separate class actions pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiffs' lawyers, and were brought on behalf of the same class. Both complaints allege conspiracy among the Company, Kraft Food, Inc., Borden, Inc. and the National Cheese Exchange, Inc. to, among other things, manipulate cheese prices and unreasonably restrain trade in violation of the Sherman Act. Both cases also assert state law claims for fraud and misrepresentation and breach of contract. Both complaints seek unspecified actual and punitive damages and injunctive relief. In December 1996, a motion for class certification was denied in the first of these cases, and that case will proceed on behalf of the named plaintiffs only. On May 2, 1997, the Court dismissed the second case, without prejudice, but with costs to be paid by the plaintiffs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a. Results of Operations. Comparison of the Company's first quarter (January 1, 1997 - March 31, 1997) of the current fiscal year ("1997") with the first quarter (January 1, 1996 - March 31, 1996) of the last fiscal year ("1996").

Net sales for the quarter ending March 31, 1997 were $33,739,303 as compared to $32,550,994 in the same period of 1996. The Company's Branded Division had decreased sales of $1,014,699 for the quarter ending March 31, 1997 going from $26,056,572 in 1996 to $25,041,873 in the same period of 1997. The Company's Branded division sales decrease was due to lower commodity cheese sales. The Company's Branded division sales excluding commodity sales increased $487,465 or 2.0% from 24,309,225 in 1996 to $24,796,690 in 1997 as a result of a 6.5%
increase in sales price per unit partially offset by a 3.7% decrease in unit volume. Sales for the Company's cheese and dairy products trading business increased by 33.9% or $2,203,008 to $8,697,430 from $6,494,422 for the comparative period of 1996, due to greater unit volume sales partially offset by lower sales price per unit.

As a percentage of sales, gross profit increased to 29.2% in the first quarter of 1997 from 23.5% in the comparable period of 1996. Gross profit increased by $2,201,242 in the quarter ending March 31, 1997 going from $7,647,565 in 1996 to $9,848,807 in 1997. The increase in both gross profit as a percent of sales and total gross profit are the result of the lower cost to purchase cheese, resulting from lower commodity prices.

As a percentage of sales, selling and administrative expenses increased from 21.0% in the first quarter of 1996 to 25.0% in the comparable period of 1997. Selling and administrative expenses increased from $6,821,575 in the first quarter of 1996 to $8,438,899 in the same period of 1997. The major contributors to this increase were from promotional expenses and advertising.

The Company's operating profit increased by $583,918 from $825,990 in the first quarter of 1996 to $1,409,908 in the comparable period of 1997. Operating profit as a percent of net sales increased to 4.2% in the first quarter of 1997 compared to 2.5% in the first quarter of 1996 due to the higher gross profit, partially offset by higher selling and administrative expenses previously discussed.

Net interest expense in the first quarter of 1997 was $243,664, an increase of $56,298 from the comparable period of 1996, as a result of the company's increased use of its working capital credit line, partially offset by lower interest rates.

The Company's income tax provision for the first quarter of 1997 was 34.9% or $406,497 due to a tax benefit carryover from 1996. The Company's income tax provision for the first quarter of 1996 was 38.0% or $242,677.

The Company's net earnings for the quarter ending March 31, 1997 was $759,747 compared to $395,947 for the same period of 1996 for the reasons discussed above.

b. Financial Condition

The major sources of cash for the quarter ending March 31, 1997 came from decreased accounts receivable and first quarter net earnings. The major uses of cash for the quarter ending March 31, 1997 were to fund decreases in accounts payable. As of May 1, 1997, the Company had approximately $8,000,000 available on its revolving credit facility.


                                    PART II.

                                Other Information


Item 1. Legal Proceedings

In an action brought by the Company on March 7, 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden, Inc., Beatrice Cheese, Inc. and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, summary judgment was granted in favor of Kraft in March 1996 and partial summary judgments were granted in favor of Borden and Schreiber in September 1996 and April 1997. The first two summary judgments have been appealed to the United States Court of Appeals for the Federal Circuit and the appeals have been consolidated. Motions filed in the District Court by Kraft and jointly by Borden and Schrieber to have the case declared exceptional under Section 285 of the Patent Statute were denied in April 1997. The case will continue in the District Court as to defendant Beatrice and as to certain claims against Borden and Schreiber.

During 1996, the Company was joined as a defendant in two separate class actions pending in the United States District Court for the Eastern District of Wisconsin. The complaints in these two actions are nearly identical, were filed by the same plaintiffs' lawyers, and were brought on behalf of the same class. Both complaints allege conspiracy among the Company, Kraft Food, Inc., Borden, Inc. and the National Cheese Exchange, Inc. to, among other things, manipulate cheese prices and unreasonably restrain trade in violation of the Sherman Act. Both cases also assert state law claims for fraud and misrepresentation and breach of contract. Both complaints seek unspecified actual and punitive damages and injunctive relief. In December 1996, a motion for class certification was denied in the first of these cases, and that case will proceed on behalf of the named plaintiffs only. On May 2, 1997, the Court dismissed the second case, without prejudice, but with costs to be paid by the plaintiffs.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits.

        Exhibit 11 Computation of Earnings per Share of Common Stock

     b. Form 8-K Reports.

        There were no current reports on Form 8-K filed by the registrant during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALPINE LACE BRANDS, INC.


         By:     /s/ Carl T. Wolf
                 Carl T. Wolf, President and Chairman of the Board (Principal Executive Officer)
         Dated:  May 8, 1997


         By:     /s/ Arthur Karmel
                 Arthur Karmel, Vice President - Finance
                 (Chief Accounting Officer)


         Dated:  May 8, 1997



Exhibit 11.



                            ALPINE LACE BRANDS, INC.

                Computation of Earnings Per Share of Common Stock




                                                                                Three Months Ended
                                                                                     March 31,

                                                                           1997                  1996


Net earnings for the Period                                          $  759,747          $    395,947

Preferred Stock Dividends                                                42,188                42,188
MCT Dairies, Inc. option                                                  4,877                     -

Net Earnings for Computation
of Earnings Per Share (1)                                               712,682 (A)           353,759 (A)

Weighted Average Number
of Common Shares Outstanding:

   Weighted Average Number of Issued and
     Outstanding Common Shares (2)                                    5,103,193             5,176,302

   Incremental Shares Attributable to
     Assumed Exercise of Stock Options
     and Warrants (3)                                                    80,729               158,511

   Weighted Average Number of Common
     Shares (2) + (3)                                                 5,183,922 (B)         5,334,813 (B)

Earnings Per Common and Common
Equivalent Share                                                           $.14 (A)/(B)          $.07 (A)/(B)