Form 10-Q
period 1997-06-30
ALPINE LACE BRANDS INC
filed 1997-08-12
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997              Commission File Number 0-15584


                            Alpine Lace Brands, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                        22-2717823
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                  111 Dunnell Road, Maplewood, New Jersey 07040
                    (Address of Principal Executive Offices)


(Registrant's telephone number, including area code):              973-378-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of July 28, 1997, there were 5,092,172 shares of Common Stock, $.01 par value outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                           Page
                                                                         Number

Part I.           Financial Information


     Item 1.           Financial Statements


               Consolidated Balance Sheets as of June 30, 1997
               (unaudited) and December 31, 1996                              3

               Consolidated Statements of Earnings for the Three
               Months and Six Months Ended June 30, 1997 and 1996
               (unaudited)                                                    5

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996 (unaudited)            6

               Notes to Consolidated Financial Statements                     8


     Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   10


Part II.          Other Information

     Item 1.           Legal Proceedings                                     12

     Item 2.           Changes in Securities                                 12

     Item 4.           Submission of Matters to a Vote of Security Holders   12

     Item 6.           Exhibits and Reports on Form 8-K                      13


Signature                                                                    14

                                    PART 1.

                             FINANCIAL INFORMATION


     Item 1.           Financial Statements


                           ALPINE LACE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30, 1997               December 31, 1996
                                                                                 (unaudited)

ASSETS (substantially pledged)

Cash and cash equivalents                                                      $       51,943                    $    393,173
Accounts receivable, net of
  allowance for bad debts                                                          14,084,542                      13,431,641
Inventories                                                                        10,360,600                       8,502,197
Prepaid expenses and deposits                                                         446,029                         389,385
Advances to suppliers                                                                 300,000                         300,000
Deferred tax asset                                                                     29,583                          29,583

                  Total current assets                                             25,272,697                      23,045,979


Property, plant and equipment
         Land, building and improvements                                              314,418                         314,418
         Equipment under capital lease                                                973,795                         973,795
         Leasehold improvements                                                       121,115                         121,115
         Furniture, fixtures and equipment                                          2,858,974                       2,731,754
                                                                                    4,268,302                       4,141,082
         Less accumulated depreciation and
           amortization                                                             2,118,410                       1,890,996
                                                                                    2,149,892                       2,250,086



OTHER ASSETS
         Note Receivable - Mountain Farms, Inc.                                     1,675,948                       1,675,948
         Trademarks, tradenames and technology, less
           accumulated amortization of $1,097,532 in
           1997 and $1,019,739 in 1996                                              1,348,082                       1,421,882
         Other                                                                        262,293                         177,440
                                                                                    3,286,323                       3,275,270

                                                                                 $ 30,708,912                     $28,571,335



       The accompanying notes are an integral part of these statements.

                           ALPINE LACE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS





                                                                                June 30, 1997               December 31, 1996
                                                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                                       $   9,447,386                     $11,685,587
         Accrued expenses                                                           1,311,708                       1,328,328
         Income taxes                                                                 497,779                         206,273
         Current maturities of obligations under
           capital leases                                                             146,572                         147,519

                  Total current liabilities                                        11,403,445                      13,368,157


Long term obligations, less current maturities
         Long-term debt                                                            10,284,979                       7,521,566
         Obligations under capital leases                                             210,995                         281,847
         Deferred tax liability                                                       100,465                         100,465
                                                                                   10,596,439                       7,903,878


Stockholders' equity
         Preferred stock, par value $.01 per share;
           authorized 1,000,000 shares;
           issued and outstanding 45,000 shares at
           liquidation amount of $50.00 per share                                   2,250,000                       2,250,000
         Common stock, par value $.01 per share;
           authorized 10,000,000 shares; issued and
           outstanding 5,198,772 at June 30, 1997
           and 5,176,636 at December 31, 1996                                          51,988                          51,767
         Additional paid-in capital                                                 3,647,871                       3,602,141
         Retained earnings                                                          3,451,739                       1,916,034
                                                                                    9,401,598                       7,819,942
Less
         Common stock in treasury-at cost                                             595,807                         387,290
         Unearned compensation                                                         96,763                         133,352
                                                                                    8,709,028                       7,299,300

                                                                                  $30,708,912                     $28,571,335





       The accompanying notes are an integral part of these statements.

                           ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)



                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,

                                                              1997         1996                  1997                  1996

Net Sales                                             $ 40,047,298 $ 37,567,174           $73,786,601           $70,118,168
Cost of goods sold                                      28,575,699   28,778,201            52,466,194            53,681,630
         Gross profit                                   11,471,599    8,788,973            21,320,407            16,436,538


Operating expenses
         Selling                                         8,496,547    6,530,390            15,670,425            12,311,785
         Administrative                                  1,409,025    1,260,732             2,674,047             2,300,912
                                                         9,905,572    7,791,122            18,344,472            14,612,697

         Operating profit                                1,566,027      997,851             2,975,935             1,823,841


Interest expense - net                                     232,140      194,389               475,804               381,755

         Earnings before income taxes                    1,333,887      803,462             2,500,131             1,442,086

Income taxes                                               473,554      305,316               880,051               547,993


         Net earnings                                      860,333      498,146             1,620,080               894,093

Preferred stock dividends                                   42,188       42,188                84,375                84,375
MCT Dairies, Inc. option                                     1,411        2,000                 6,289                 1,800


Net earnings applicable to common shareholders        $    816,734 $    453,958           $ 1,529,416           $   807,918


Net earnings per share of common stock                $        .16 $        .09           $       .30           $       .15



Weighted average number of
common and common equivalent
shares outstanding                                       5,184,920    5,248,845             5,184,421             5,271,888



       The accompanying notes are an integral part of these statements.

                           ALPINE LACE BRANDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                                Six Months Ended
                                                                                                    June 30,

                                                                                       1997                           1996

Cash flows from operating activities
   Net earnings                                                             $     1,620,080                 $      894,093
   Adjustments to reconcile net earnings
       to net cash used in operating activities:
       Depreciation and amortization                                                305,206                        304,185
       Provision for losses on accounts
            receivable                                                               19,654                         13,296
       Other                                                                         36,589                              -
       Change in assets and liabilities:
            (Increase) Decrease in accounts receivable                             (672,555)                       949,592
            Increase in inventory                                                (1,858,403)                      (898,631)
            Increase in prepaid expenses                                            (56,644)                       (19,937)
            (Increase) Decrease in other assets                                     (84,853)                        20,835
            Decrease in notes receivable                                                  -                          7,800
            Decrease in accounts payable                                         (2,238,201)                    (3,517,496)
            Decrease in accrued expenses                                            (16,620)                      (771,939)
            Increase in income taxes                                                291,056                         61,138
            Decrease in other long-term liabilities                                       -                        (82,362)
                                                                                 (4,274,771)                    (3,933,519)

       Net cash used in operating activities                                 $   (2,654,691)                 $  (3,039,426)








       The accompanying notes are an integral part of these statements.

                           ALPINE LACE BRANDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)




                                                                                                  Six Months Ended
                                                                                                      June 30,


                                                                                       1997                                1996



Cash flows from investing activities:
   Additions to property, plant and equipment                                $    (127,220)                         $  (261,936)
   Payments for trademarks and tradenames and technology                            (3,992)                                   -


   Net cash used by investing activities                                          (131,212)                            (261,936)

Cash flows from financing activities:
   Net payments from obligation under capital lease                                (71,799)                             (49,709)
   Net proceeds under long-term obligations                                      2,763,413                            2,657,646
   Purchase of treasury stock                                                     (208,517)                            (201,378)
   Net proceeds from stock option exercises                                         45,951                              585,370
   Payment of dividends to preferred shareholders                                  (84,375)                             (84,375)

   Net cash provided by financing activities                                     2,444,673                            2,907,554

   Net (decrease) in cash and cash equivalents                                    (341,230)                            (393,808)

   Cash and cash equivalents at beginning of year                                  393,173                              459,610

   Cash and cash equivalents at end of quarter                                   $  51,943                         $     65,802


   Supplemental disclosures of cash flow information:

   Cash paid during the year for

            Interest                                                             $  466,043                         $    390,776

            Income taxes                                                         $  506,795                         $    486,856








       The accompanying notes are an integral part of these statements.

                           ALPINE LACE BRANDS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of June 30, 1997 and December 31, 1996 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. All material intercompany accounts and transactions have been eliminated.

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

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:

                             June 30, 1997                    December 31, 1996


Cheese inventory             $   9,828,766                      $     7,977,847


Packaging supplies                 531,834                              524,350


                              $ 10,360,600                      $     8,502,197



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

7. In an action brought by the Company on March 7, 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden Inc., Beatrice Cheese, Inc., and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, partial summary judgment was granted in favor of Beatrice Cheese on July 11, 1997. The Company filed a motion for reconsideration of this decision on July 21, 1997 and this motion is still pending. Earlier grants of summary judgment in favor of Kraft and partial summary judgment in favor of Borden and Schreiber have been appealed to the United States Court of Appeals for the Federal Circuit. A decision on the appeals is not expected for some time. The case will continue in the District Court as to certain claims against Beatrice, Borden and Schreiber.

On July 15, 1997, the Company was served with a complaint in a class action pending in the Wisconsin Circuit Court for Dane County. The complaint in this action, which was brought by 5 individual Wisconsin dairy farmers on behalf of a nationwide class of milk producers, contains 3 counts. In the second count, which is the only count containing allegations against the Company, the plaintiffs allege a conspiracy among the Company and co-defendants the National Cheese Exchange, Inc. (the "NCE"), Kraft Foods, Inc. and Borden, Inc. to manipulate, through their trading practices, prices of bulk cheese on the Cheese Exchange in violation of the Wisconsin antitrust laws. This manipulation is alleged to have artificially depressed the price at which cheese was sold on the Cheese Exchange and, in turn, the price at which plaintiffs allege they were able to sell their milk. The other 2 counts of the complaint contain allegations against only Kraft and the NCE. The complaint seeks treble damages in an unspecified amount. The Company intends to vigorously defend this action.

See the Alpine Lace Brands, Inc. Report on Form 10-Q for the Quarter ending March 31, 1997 for a description of litigation pending in the Eastern District of Wisconsin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a. Results of Operations.
Comparison of the Company's second quarter (April 1, 1997 - June 30, 1997) of the current fiscal year ("1997") with the second quarter (April 1, 1996 - June 30, 1996) of the last fiscal year ("1996").

Net sales for the second quarter ending June 30, 1997 were $40,047,298 as compared to $37,567,174 in the same period of 1996. The Company's Branded Division had increased sales of $516,164 for the second quarter ending June 30, 1997 going from $29,695,024 in 1996 to $30,211,188 in the same period of
1997. The Company's Branded division sales increase was due to an increase in selling prices and an increase in unit volume, but principally offset by the decrease in sales of commodity cheddar cheese. The Company's Branded division sales excluding commodity sales increased $3,388,010 or 12.7% from $26,767,543 in 1996 to $30,155,553 in 1997 as a result of a 5.2% increase in sales price per unit and a 4.5% increase in unit volume. Sales for the Company's cheese and dairy products trading business increased by 24.9% or $1,963,960 to $9,836,110 in 1997 from $7,872,150 for 1996, due to greater unit volume sales partially offset by lower sales price per unit.

As a percentage of sales, gross profit increased to 28.6% in the second quarter of 1997 from 23.4% in 1996. Gross profit increased by $2,682,626 in the quarter ending June 30, 1997 going from $8,788,973 in 1996 to $11,471,599 in 1997. The increase in both gross profit as a percent of sales and total gross profit are the result of the lower cost to purchase cheese, resulting from lower commodity prices, and increased volume in the Branded division.

As a percentage of sales, selling and administrative expenses increased from 20.7% in the second quarter of 1996 to 24.7% in 1997. Selling and administrative expenses increased from $7,791,122 in the second quarter of 1996 to $9,905,572 in 1997. The major contributors to this increase were from promotion, advertising and co-op advertising expenses.

The Company's operating profit increased by $568,176 from $997,851 in the second quarter of 1996 to $1,566,027 in 1997. Operating profit as a percent of net sales increased to 3.9% in the second quarter of 1997 compared to 2.7% in the second quarter of 1996 due to the higher gross profit, partially offset by higher selling and administrative expenses previously discussed.

Net interest expense in the second quarter of 1997 was $232,140, an increase of $37,751 from the comparable period of 1996, as a result of the company's increased use of its working capital credit line, partially offset by lower interest rates.

The Company's income tax provision for the second quarter of 1997 was 35.5% or $473,554 due to a tax benefit carryover from 1996. The Company's income tax provision for the second quarter of 1996 was 38.0% or $305,316.

The Company's net earnings for the quarter ending June 30, 1997 was $860,333 compared to $498,146 for the same period of 1996 for the reasons discussed above.

b. Results of Operations.
Comparison of the Company's first six months (January 1, 1997 - June 30, 1997) of the current fiscal year ("1997") with the first six months (January 1, 1996 - June 30, 1996) of the last fiscal year ("1996")

Net sales for the six months ending June 30, 1997 were $73,786,601 as compared to $70,118,168 in the same period of 1996. The Company's Branded division had decreased sales of $498,535 for the first six months ending June 30, 1997 going from $55,751,596 in 1996 to $55,253,061 in 1997 primarily due to the decrease in sales of commodity cheddar cheese, partially offset by an increase in selling prices and an increase in unit volume. The Company's Branded division sales excluding commodity sales increased $3,838,221 or 7.5% from $51,076,768 in 1996 to $54,914,989 in 1997 primarily as a result of a 5.7%
increase in sales price per unit. Sales for the Company's cheese and dairy products trading business increased by 29% or $4,166,968 to $18,533,540 in 1997 from $14,366,572 in 1996 due to greater unit volume sales partially offset by lower sales price per unit.

As a percentage of sales, gross profit increased to 28.9% in the first six months of 1997 from 23.4% in 1996. Gross profit increased by $4,883,869 in the six months ending June 30, 1997 going from $16,436,538 in 1996 to $21,320,407 in 1997. The increase in both gross profit as a percent of sales and total gross profit are primarily the result of the lower cost to purchase cheese resulting from lower commodity prices.

As a percentage of sales, selling and administrative expenses increased from 20.8% in the first six months of 1996 to 24.9% in 1997. Selling and administrative expenses increased from $14,612,697 in the first six months of 1996 to $18,344,472 in 1997. The major contributors to this increase were from promotion, advertising and coupon expenses.

The Company's operating profit increased by $1,152,094 from $1,823,841 in the first six months of 1996 to $2,975,935 in 1997. Operating profit as a percent of net sales increased to 4.0% in the first six months of 1997 compared to 2.6% in 1996 due to the higher gross profit, partially offset by the higher selling and administrative expenses previously discussed.

Net interest expense in the first six months of 1997 was $475,804, an increase of $94,049 from the comparable period of 1996, as a result of the Company's increased use of its working capital credit line, partially offset by lower interest rates.

The Company's income tax provision for the first six months of 1997 was 35.2% or $880,051 due to a tax benefit carry-over from 1996. The Company's effective tax rate for the first six months of 1996 was 38.0% or $547,993.

The Company's net earnings for the six months ending June 30, 1997 was $1,620,080 compared to $894,093 for 1996 for the reasons discussed above.

c. Financial Condition

The major source of cash for the six months ending June 30, 1997 came from net earnings. The major uses of cash for the six months ending June 30, 1997 were to fund decreases in accounts payable and increases in inventory and accounts receivable. As of August 1, 1997, the Company had approximately $3,800,000 available on its revolving credit facility.

                                   PART II.

                               Other Information


Item 1. Legal Proceedings

In an action brought by the Company on March 7, 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc., Borden Inc., Beatrice Cheese, Inc., and Schreiber Foods, Inc. alleging infringement of the Company's patent for the manufacture of low fat cheese, partial summary judgment was granted in favor of Beatrice Cheese on July 11, 1997. The Company filed a motion for reconsideration of this decision on July 21, 1997 and this motion is still pending. Earlier grants of summary judgment in favor of Kraft and partial summary judgment in favor of Borden and Schreiber have been appealed to the United States Court of Appeals for the Federal Circuit. A decision on the appeals is not expected for some time. The case will continue in the District Court as to certain claims against Beatrice, Borden and Schreiber.

On July 15, 1997, the Company was served with a complaint in a class action pending in the Wisconsin Circuit Court for Dane County. The complaint in this action, which was brought by 5 individual Wisconsin dairy farmers on behalf of a nationwide class of milk producers, contains 3 counts. In the second count, which is the only count containing allegations against the Company, the plaintiffs allege a conspiracy among the Company and co-defendants the National Cheese Exchange, Inc. (the "NCE"), Kraft Foods, Inc. and Borden, Inc. to manipulate, through their trading practices, prices of bulk cheese on the Cheese Exchange in violation of the Wisconsin antitrust laws. This manipulation is alleged to have artificially depressed the price at which cheese was sold on the Cheese Exchange and, in turn, the price at which plaintiffs allege they were able to sell their milk. The other 2 counts of the complaint contain allegations against only Kraft and the NCE. The complaint seeks treble damages in an unspecified amount. The Company intends to vigorously defend this action.

See the Alpine Lace Brands, Inc. Report on Form 10-Q for the Quarter ending March 31, 1997 for a description of litigation pending in the Eastern District of Wisconsin.

Item 2. Changes in Securities

The Company issued 200 shares of Common Stock, par value $.01 per share, upon the exercise, in part, of a Stock Option held by one of the Company's food brokers. The exercise occurred on June 20, 1997 and the exercise price per share was $5.125. This transaction was exempt from registration pursuant to
Section 4(2) of Securities Act of 1933, as amended, because it did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On June 20, 1997, the Company held its Annual Meeting of Stockholders (the "Meeting"), whereby the stockholders elected Directors, approved adoption of the Alpine Lace Brands, Inc. 1997 Stock Option Plan and ratified the selection of Grant Thornton LLP as the Company's independent certified public accountants for 1997. The vote on such matters was as follows:

1. ELECTION OF DIRECTORS:                 For                         Withhold

Carl T. Wolf                        4,817,405                          154,292
Marion F. Wolf                      4,817,105                          154,592
Richard Cheney                      4,817,305                          154,392
Richard S. Hickok                   4,817,305                          154,392
Howard M. Lorber                    4,817,105                          154,592
Joseph R. Rosetti                   4,817,105                          154,292
Marvin Schiller                     4,817,105                          154,592
John M. Small                       4,817,405                          154,292

2. APPROVAL OF THE ADOPTION OF THE ALPINE LACE BRANDS,  INC. 1997 STOCK OPTION
PLAN:

      For         Against         Abstain         Broker Non-Votes

2,499,717         806,215          12,750                1,653,015


3. RATIFICATION OF THE SELECTION OF GRANT THORNTON LLP AS THE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS OF THE COMPANY FOR 1997.

      For         Against         Abstain

4,950,387          14,470           6,840


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

Exhibit 10

(a) Alpine Lace Brands, Inc. 1997 Stock Option Plan

(b) Amendment, dated June 13, 1997, to Employment Agreement, dated January 4, 1993, between the Company and George Wenger

Exhibit 11 Computation of Earnings per Share of Common Stock

b. Form 8-K Reports.

On July 30, 1997, the Company filed a report on form 8-K, dated July 29, 1997, stating that the Company had retained the investment banking firm of Merrill Lynch & Co., to assist the Company in exploring strategic initiatives to enhance shareholder value. The Company is exploring several alternatives, including the possible sale of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALPINE LACE BRANDS, INC.


                            By:         /s/ Kenneth E. Meyers
                                        Kenneth E. Meyers, Secretary

                            Dated:      August 8, 1997


                            By:         /s/ Arthur Karmel
                                        Arthur Karmel, Vice President - Finance
                                        (Chief Accounting Officer)

                            Dated:      August 8, 1997

                                                                Exhibit 10 (a)

                           ALPINE LACE BRANDS, INC.
                            1997 STOCK OPTION PLAN



1 . PURPOSE

     The purpose of the 1997 Stock Option Plan is to advance the interests of Alpine Lace Brands, Inc. and its stockholders by enhancing the ability of Alpine Lace Brands, Inc. and its subsidiaries to attract and retain employees and directors and to furnish additional incentives to such persons by encouraging them to become owners of Common Stock.


2 . DEFINITIONS

     2.1 "Cause" means (a) conviction of any crime (whether or not involving the Company) constituting a felony in the jurisdiction involved; (b) engaging in any substantiated act involving moral turpitude; (c) engaging in any act which subjects, or if generally known would subject, the Company to public ridicule or embarrassment; (d) material violation of the Company's policies; or (e) serious neglect or misconduct in the performance of the Optionee's duties for the Company or a subsidiary or willful or repeated failure or refusal to perform such duties.

     2.2 "Change in Control"  shall have the meaning set forth in Section 15.3
(c).

     2.3 "Committee" shall have the meaning set forth in Section 5.

     2.4 "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. Any reference in this Plan to a section of the Code or to any rule or regulation promulgated thereunder shall include any amendment of such section, rule or regulation or any successor or substituted section or regulation, as the case may be.

     2.5 "Company" means Alpine Lace Brands, Inc., a Delaware corporation.

     2.6 "Director" shall have the meaning set forth in Section 4.1.

     2.7 "Fair Market Value", when used in connection with Shares on a certain date, means the reported closing bid price per Share (if then traded in the over-the-counter market other than on the National Market System of the National Association of Securities Dealers Automated Quotations System ("NASDAQ")) or the reported closing price per Share (if then traded on NASDAQ's National Market System or on a national securities exchange) on the day prior to such date or, if there was no such price reported for such date, on the next preceding date for which such price was reported. If Shares are not traded so that a price can be determined in accordance with the preceding sentence, the Committee may establish Fair Market Value by any fair and equitable means.

     2.8 "Incentive Stock Option" means a Stock Option that is intended to qualify as an "incentive stock option" pursuant to Sections 421 and 422 of the Code.

     2.9 "Optionee" means a person to whom a Stock Option has been granted, or, where applicable, such person's legal representative.

     2.10 "Permanent Disability" means the inability of the Optionee to perform the duties performed just prior to the onset of the disability for a period of six-months. In the case of an Incentive Stock Option, Permanent Disability shall have the meaning set forth in Section 422 (c)(7) of the Code.

     2.11 "Plan" means this 1997 Stock Option Plan.

     2.12 "Reserved Shares" shall have the meaning set forth in Section 3.

     2.13 "Shares" means shares of Common Stock of the Company, par value $.01 each, subject to adjustment authorized by Section 15 hereof.

     2.14 "Stock Option" means an option for Shares granted under the Plan, including an Incentive Stock Option.

     2.15 "Stock Option Agreement" shall have the meaning set forth in
Section 8.

     2.16 "1934 Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Any reference in this Plan to a section of the 1934 Act or to any rule or regulation promulgated thereunder shall include any amendment of such section, rule or regulation or any successor or substituted section or regulation, as the case may be.


3. SHARES SUBJECT TO THE PLAN

     Subject to adjustments authorized by Section 15 hereof, no more than 1,500,000 Shares (the "Reserved Shares") may be issued pursuant to the Plan. The number of Reserved Shares shall be reduced by the number of Shares subject to outstanding Stock Options and the number of Shares issued upon the exercise of Stock Options and shall be increased by the number of shares not purchased under Stock Options which have expired or have been terminated or canceled. Shares issued under the Plan may be authorized but unissued shares of the Company's Common Stock or Shares held in treasury or a combination thereof.


4. ELIGIBILITY AND LIMITATIONS

     4.1 Eligible Participants. Subject to the other terms and conditions of the Plan, any employee of the Company or any subsidiary thereof, including officers, selected by the Committee in its sole discretion, and any director, whether or not an employee, of the Company or any subsidiary thereof (a "Director") shall be eligible to receive Stock Options.

     4.2 No Right of Employment. Nothing in the Plan or in any Stock Option Agreement shall confer any right on an employee or Director to continue as an employee or Director of the Company or any subsidiary or shall interfere in any way with any right of the Company or any subsidiary to terminate such employee's or Director's status as such at any time.


5. ADMINISTRATION OF THE PLAN

     The Plan shall be administered by a committee of the Board of Directors (the "Committee") consisting of not less than three directors who are both (i) "non-employee directors" as specified by Rule 16b-3 (b)(3)(i) promulgated under the 1934 Act and (ii) "outside directors" as required by the Internal Revenue Service regulations promulgated under Section 162 (m) of the Code. The Committee shall have full power to construe and interpret the Plan, to establish rules and regulations for its administration and, subject to Sections 6 and 7, to grant Stock Options. The Committee's determinations under the Plan need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Plan (whether or not such persons are similarly situated). The Board of Director may, at any time, take any action under the Plan that the Committee is authorized to take. All actions taken and decisions made by the Committee or by the Board of Directors pursuant to the Plan shall be binding and conclusive on all persons.


6. GRANT OF STOCK OPTIONS TO NON-EMPLOYEE DIRECTORS

     6.1 Grant on Becoming a Director. Each person who is not an employee of the Company or any subsidiary and who becomes a Director of the Company after the effective date of the Plan shall automatically receive a Stock Option to purchase 6,600 Shares at an option price per Share equal to the Fair Market Value on the day such Director is elected to the Board of Directors of the Company.

     6.2 Annual Grant. Each Director of the Company who is not also an employee of the Company or any subsidiary thereof shall automatically receive, on the first business day of November in each year after the effective date of the Plan, a Stock Option to purchase 6,600 Shares at an option price per Share equal to the then Fair Market Value.

     6.3 Vesting. All of the Stock Options granted under Sections 6.1 and 6.2 shall vest one third per year for three years so that one third vest on the first anniversary of the date of grant, the second one third vest on the second anniversary of the date of grant, and the last one third vest on the third anniversary of the date of grant. All such Stock Options shall expire on the date 10 years after the date of grant.

     6.4 Additional Grants. Nothing contained in this Section 6 shall preclude grants of additional Stock Options to any Director who is not an employee of the Company or any subsidiary by the Board of Directors pursuant to the Plan or grants of stock options or any other benefit under any other plan or program of the Company.

     6.5 Other Terms  Applicable.  All of the Stock Options granted under this
Section 6 will be subject to the other terms and conditions of the Plan including the provisions regarding termination and the provisions for adjusting the number of Shares subject to a Stock Option grant in accordance with Section 15. In the event that an adjustment is made pursuant to Section 15, the adjustment made in regards to any grant of Stock Options to a Director under this Section 6 shall be of the same kind and in the same proportion as adjustments made in regards to any grants of Stock Options to employees.


7. GRANTS OF STOCK OPTIONS TO EMPLOYEES

     Stock Options may be granted to eligible employees at such times, in such amounts and on such terms and conditions and may or may not be Incentive Stock Options, all as the Committee may determine, in its sole discretion, subject to the terms and conditions of the Plan and to the following:

     7.1 Time of Exercise. A Stock Option grant may contain such waiting periods, vesting provisions, restrictions on exercise and term as may be determined by the Committee at the time of grant; provided, however, that in no case shall any Incentive Stock Option be exercisable for a period exceeding ten years.

     7.2 Purchase Price. The option price per share of Shares deliverable upon the exercise of a Stock Option shall be determined by the Committee at the time of grant; provided, however, that the option price for any Incentive Stock Option shall not be less than 100% of the Fair Market Value on the date the Stock Option is granted.

     7.3 Number of Shares. The maximum number of Shares that may be subject to Stock Options granted under the Plan to any individual in any calendar year shall not exceed 75, 000, and the method of counting such Shares shall conform to any requirements applicable to performance- based compensation under
Section 162 (m) of the Code.

     7.4 Special Limitation on Incentive Stock Options. The aggregate fair market value (determined at the time the Option is granted) of all Shares with respect to which Incentive Stock Options granted to an Optionee are exercisable for the first time by such Optionee during any calendar year shall not exceed $100,000.

     7.5 Special Limitations on Incentive Stock Options Granted to 10% Stockholders. In the event that an Optionee also owns 10% or more of the outstanding Shares, an Incentive Stock Option may be granted to such Optionee only if the exercise price for such options is equal to 110% of the Fair Market Value on the date the Stock Option is granted and such Option expires 5 years after the date of grant. Share ownership shall be determined in accordance with Section 424 (d) of the Code.


8. STOCK OPTION AGREEMENTS

     Every grant of a Stock Option under the Plan, whether made to an employee or to a non-employee Director, shall be evidenced by a written agreement containing the terms and conditions of the grant and having such other terms and in such form as shall be determined from time to time by the Committee (a "Stock Option Agreement").


9. EXERCISE OF STOCK OPTIONS AND METHOD OF PAYMENT

     Stock Options shall be exercised by (i) giving written notice thereof to the Company's Secretary or its Vice President - Finance, or their functional successors in the Company's plan of organization and (ii) paying the exercise price. Payment shall be made in cash or, if approved by the Committee, by the surrender to the Company of outstanding Shares or a combination of cash and Shares. Any Shares so surrendered shall be valued at the Fair Market Value on the date on which such Shares are surrendered and, if acquired pursuant to the exercise of a stock option, must have been held by the Optionee for a period of not less than 6 months. In addition to the foregoing, payment may be made by such other method as the Committee may, in its sole discretion, determine from time to time.


10. TERMINATION OF EMPLOYMENT OR STATUS AS A DIRECTOR.

     10.1 General. Subject to the other provision of this Section 10, any Stock Option granted under the Plan will terminate and all rights in relation thereto will cease upon the termination of an Optionee's employment or status as a Director.

     10.2 Involuntary Termination. If an Optionee's employment or status as a Director is terminated by the Company without Cause and involuntarily on the part of the Optionee, then any Stock Option granted under the Plan will no longer vest, but the right to exercise the vested portion of the Stock Option will terminate and all rights in relation thereto will cease 180 days after the date of termination or, in the case of an Incentive Stock Option 90 days after the date of termination.

     10.3 Retirement. If an Optionee's employment or status as a Director terminates as a result of retirement at age 65 or early retirement prior to age 65 with the approval of the Committee, then any Stock Option granted under the Plan will no longer vest, but the right to exercise the vested portion of the Stock Option will terminate and all rights in relation thereto will cease 180 days after the date of retirement or, in the case of an Incentive Stock Option 90 days after the date of termination.

     10.4 Disability. If an Optionee's employment or status as a Director terminates as a result of a Permanent Disability, then any Stock Option granted under the Plan will no longer vest, but the right to exercise the vested portion of the Stock Option will terminate and all rights in relation thereto will cease 180 days after the date of termination.

     10.5 Death. If an Optionee dies while an employee or Director or during any 180 day or 90 day period provided for in Sections 10.2, 10.3 or 10.4, then any Stock Option granted under the Plan will no longer vest, but the right to exercise the vested portion of the Stock Option will terminate and all rights in relation thereto will cease one (1) year after the date of death.

     10.6 Other. The Committee, at any time, may establish such other periods during which an Optionee whose status as an employee or Director terminates for any reason (including those set forth above) may exercise a Stock Option granted under the Plan; provided, however, that any such period shall be subject to the regulations promulgated under the Code to the extent applicable; any period so established by the Committee shall not exceed twelve months; and the Committee may not shorten any period established in relation to a Stock Option after the date of grant of such Stock Option. Subject to the regulations promulgated under the Code, the Committee may provide for the tolling of an exercise period after termination if the Optionee, after such termination, provides services to the Company or any of its subsidiaries as an employee, officer, director or independent contractor. The Committee, at any time, may also determine whether and to what extent a Stock Option will continue to vest during any period set forth in Sections 10.2 through 10.5 or during any other period established under this Section 10.6.

     10.7 Limitation on Extended Exercise Periods. Notwithstanding anything in the Plan or this Section 10 to the contrary, no Stock Option shall be exercisable after the date it expires by its terms.


11. REPURCHASE OF STOCK OPTIONS

     At the discretion of the Committee, the Company may repurchase a previously granted Stock Option, in whole or in part, from an Optionee by mutual agreement with such Optionee before said Stock Option has been exercised; provided, however, that the amount paid to the Optionee shall not exceed the amount by which the Fair Market Value of the Shares subject to the Stock Option to be repurchased at the time of such repurchase exceeds the exercise price of such Shares.


12. LISTING AND REGISTRATION

     Each Stock Option granted under the Plan shall be subject to the requirement that, if at any time the Board of Directors of the Company shall determine, in its sole discretion, that the listing, registration or qualification of Shares subject to such Stock Option upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Stock Option or the issue or purchase of Shares thereunder, no such Stock Option may be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors.


13. WITHHOLDING

     Prior to the delivery of any Shares upon exercise of a Stock Option, the Company shall have the right to deduct from any amount payable in cash, to withhold Shares having a Fair Market Value equal to, or to require the Optionee to pay, any taxes required by law to be withheld (or to allow the Company to claim an income tax deduction) with respect to the delivery of such Shares.

14. NON-TRANSFERABILITY OF STOCK OPTIONS

     Stock Options granted under the Plan may not be transferred, assigned or hypothecated by an Optionee other than by will, by the laws of descent and distribution. During the Optionee's lifetime, Stock Options shall be exercised only by such Optionee or such Optionee's guardian or legal representative.


15. ADJUSTMENTS IN THE EVENT OF CHANGES IN CAPITAL STRUCTURE, REORGANIZATION OR CHANGE IN CONTROL

     15.1 Changes in Capital Structure. In the event of a change in the corporate structure or Shares of the Company, the Board of Directors (subject to any required action by the stockholders and upon the recommendation of the Committee) shall make such equitable adjustments, so long as it protects Optionees against dilution, as it may deem appropriate in the number and kind of Reserved Shares and, with respect to outstanding Stock Options, in the number and kind of Shares subject thereto and in the exercise price of such Stock Options. For the purpose of this Section, a change in the corporate structure or Shares of the Company shall include, but is not limited to, changes resulting from a recapitalization, stock split, reverse stock split, stock dividend or rights offering.

     15.2 Reorganization, etc. At the time of the dissolution or liquidation of the Company or of a reorganization, merger or consolidation of the Company with one or more corporations or of a transfer of substantially all of the property or assets of the Company to another person or entity not controlled by the Company's stockholders just prior to such transfer (referred to for purposes of this Section 15.2 as a "Corporate Transfer"), (i) all Stock Options outstanding under the Plan will vest; (ii) each Optionee may exercise any or all such vested Stock Options and receive upon exercise (and payment of the exercise price) such securities, notes or other property (including cash or cash net of the exercise price) that would have been received had the Optionee held the equivalent number of Shares at the time of the Corporate Transfer; and (iii) any Stock Options that the Optionee elects not to exercise will terminate; provided, however, that the Committee may, in its sole discretion, determine that adequate provision has been made in connection with such Corporate Transaction for the continuation or assumption of the Stock Options or for the substitution of new options covering the shares of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and price per share, in which event the Stock Options previously granted or new options substituted therefore shall continue in the manner and under the terms so provided.

     15.3 Change in Control. (a) Unless provided by the Committee in any Stock Option Agreement, in the event of a Change in Control, as defined below, of the Company and, within 1 year thereafter, the termination of an Optionee's employment or status as a Director by the Company for any reason other than Cause, retirement, Permanent Disability or death or the termination of employment or status as a Director by the Optionee due to a detrimental change in responsibilities or a reduction in compensation or benefits, (i) all Stock Options granted to the Optionee under the Plan and outstanding at the time of termination will vest upon termination; (ii) such Optionee may exercise any or all such vested Stock Options within 30 days of termination; and (iii) any Stock Options that the Optionee elects not to exercise will terminate at the end of such 30-day period.

     (b) In the event of a Change in Control, as defined below, of the Company, the Committee may, in its sole discretion, amend any outstanding Stock Option Agreement in such manner as it may deem appropriate, including, without limitation, an amendment that advances the dates upon which any or all outstanding Stock Options vest, and may make any such amendment conditional upon the consummation of the applicable Change in Control transaction.

     (c) For purposes of this Section 15.3, a "Change in Control" shall mean that:

     (i) any "person," as such term is used in Sections 13(d) and 14 (d) of the 1934 Act (other than the Company or any 80% owned subsidiary of the Company; any trustee or other fiduciary holding securities under an employee benefit plan of the Company; any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company; or any stockholder of the Company who, just prior to the effective date of the Plan, owned 25% or more of the stock of the Company or any company or other entity owned, directly or indirectly, in whole or substantial part, by such stockholder) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; or

     (ii) during any period of 24 consecutive months, individuals who at the effective date of this Plan constitute the Board of Directors of the Company and any new director (other than a director designated by a person who has entered or subsequently enters into an agreement with the Company to effect a transaction described in clause (i) of this Section 15.3 (c)) whose election by the Board of Directors or nomination for election by the Company stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the effective date of the Plan or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors.

     15.4 Other.  Notwithstanding  anything to the contrary  contained in this
Section 15, no Stock Option shall be exercisable after the date it expires by its terms.


16. RIGHTS AS STOCKHOLDERS

     An Optionee shall have no rights whatsoever as a stockholder of the Company with respect to any Shares subject to a Stock Option until such Stock Option has been exercised, the exercise price and any required withholding has been paid in full and the Shares subject to such Stock Option have been issued.


17. AMENDMENT

     The Company's Board of Directors, upon recommendation of the Committee, shall have the power to amend or revise the terms of the Plan or any part thereof (including, but not limited to, amending or revising the Plan to conform to the requirements of the Code governing the tax treatment of stock options now or hereafter in effect), without further action of the stockholders; provided, however, that no such amendment or revision shall materially impair or restrict any rights under any outstanding unexercised Stock Option without the written consent of the holder of such Stock Option; and provided, further, that no such amendment or revision shall, without stockholder approval, increase the total number of the Reserved Shares.


18. EFFECTIVE DATE AND TERMINATION OF PLAN

     18.1 Effective Date. The effective date of the Plan shall be June 20, 1997.

     18.2 Termination. The Board of Directors may terminate the Plan at any time with respect to any Shares that are not subject to Stock Options. Unless terminated earlier by the Board of Directors, the Plan shall terminate ten years after the effective date and no Stock Options shall be granted under the Plan after such date. Termination of the Plan under this Section 18 will not affect the rights and obligations of any Optionee with respect to Stock Options granted prior to termination.

                                                                 Exhibit 10 (b)



                        AMENDMENT TO EMPLOYMENT AGREEMENT



     This AMENDMENT to the Agreement (as defined below) made as of the 13th day of June, 1997 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040, (hereinafter referred to as the "Company") and GEORGE S. WENGER, residing at 33 Rynda Road, South Orange, New Jersey 07079 (hereinafter referred to as the "Executive").

     WHEREAS,   the  Company  and  the  Executive  entered  into  an  Employment
Agreement, dated January 4, 1993, (the "Agreement");

     WHEREAS, the term of employment under the Agreement was for one year and the term was automatically renewed for successive one year renewal terms so that the Agreement continues in full force and effect; and

     WHEREAS, the Company and the Executive wish to amend the Agreement as hereinafter set forth;

     NOW, THEREFORE, the parties agree as follows:

     1. Employment Agreement. Except to the extent specifically changed herein, the Agreement shall remain in full force and effect, and all of the terms and conditions of the Employee's employment shall be governed by the terms of the Agreement including, without limitation, the provisions as to expenses, vacation, benefits, non-disclosure, non-compete, non-interference, covenant to report and ownership of trade secrets. The Executive's annual compensation shall remain at its current level of $166,000 per year. The Executive shall continue continue to receive a non-accountable expense allowance of $140.00 per week.

     2. Term.

     (a) Subject to the provisions of Paragraph 8 of the Agreement, the term of the Executive's employment by the Company will cease on August 1, 1998. The Executive hereby waives the notice required to be given by the Company pursuant to Paragraph 2 of the Agreement.

     (b) In lieu of the notice required to by given by the Executive pursuant to Paragraph 2 of the Agreement, the Executive may terminate his employment under the Agreement by giving the Company a minimum of sixty (60) days notice; provided, however, that such notice may not be given until after three months after the effective date ot this Amendment. In the event that the Executive elects to terminate his employment under the Agreement, all of the Executive's rights and benefits under the Agreement will terminate on the date of termination including, but not limited to, the rights and benefits set forth in Paragraphs 2(c), 3(d), 4 and 5 of this Amendment.

     (c) Notwithstanding anything to the contrary in the Agreement or this Amendment, in the event that there is a Change in Control (as defined below) of the Company on or before August 1, 1998, the term of the Executive's employment shall continue in effect as if Paragraph 2(a) of this Amendment had not been adopted.

     3. Duties.

     (a) Paragraph 4 of the Agreement shall no longer have any force and effect and the Executive shall no longer have the duties and responsibilities set forth therein, except that the Executive shall cooperate fully with the President of the Company in the advancement of the best interests of the Company and its Affiliates.

     (b) During the remainder of his employment by the Company, the Executive shall continue to solicit sales from and develop the Company's business with club stores and mass merchandisers and within Canada. "Club stores and mass merchandisers" means Sam's, Costco, BJ's, Smart & Final, Cost-U-Less, Trader Joe's, Aldi, Save-A-Lot, Wal-Mart and such other accounts as may be mutually agreed upon by the parties.

     (c) In addition to the foregoing, through September 1997, the Executive will supervise the Company's efforts to develop home meal replacement products. From September 1997 through the end of his employment, the Executive will be available to advise the Company, in such manner as the Company may request, on developing such products; any such request by the Company shall be reasonably limited as to time and effort so as not to materially impinge on the Executive's ability to develop his own business as set forth in Paragraph 5 hereof.

     (d) The Company shall calculate commissions on all sales made by the Executive under Paragraph 3(b) for the period from August 1, 1997 through July 31,1998 at a rate of $.03 per pound for branded products and at a rate to be mutually agreed upon for non-branded products. On or before August 31, 1998, the Company shall pay the Executive the amount, if any, by which commissions calculated pursuant to the preceding sentence exceeds the "Base Amount." The Base Amount shall equal pro forma commissions, calculated at the rate set forth above, for the accounts set forth in Paragraph 3(b) for the period July 1, 1996 to June 30, 1997.

     (e) The Executive shall retain his title as Senior Vice President in order to perform his duties hereunder unless and until such time as the President of the Company shall determine, in his sole discretion, that the Executive should no longer use such title. The Executive will not be an elected officer of the Company.


     4. Stock Options.

     (a) The Executive has been granted Stock Options under the Company's 1987 Stock Option Plan (the "Plan") which may or may not be vested, by their respective terms, by August 1, 1998. The Executive may exercise the vested Stock Options or not, at his own discretion, in accordance with the terms of the Plan. The termination of the Executive's employment under the Agreement, as amended, will be deemed an involuntary termination such that the then vested Stock Options will terminate in accordance with their terms six (6) months after the Executive's termination of employment.

     (b) At the time of the Executive's termination, the Company will pay the Executive an amount equal to the excess, if any, of (i) the Fair Market Value (as defined in the Plan) on the day of termination of the number of shares of the Company's Common Stock equal to the number of shares subject to the Executive's unvested Stock Options over (ii) the aggregate exercise prices of the unvested Stock Options.

     (c) If at any time prior to the Executive's termination of employment, the Company makes any adjustment in the exercise price of any outstanding Stock Options or makes any other arrangement for the benefit of employees in relation to outstanding Stock Options, such arrangement will be equally applicable to the Executive's Stock Options, including the Executive's unvested Stock Options and the calculation of the payment to be made to the Executive under Paragraph 4(b).

     (d) Paragraph 4(a) and (b) will become null and void in the event that the Executive's term of employment is extended under Paragraph 2(b) hereof.

     5. Executive's Business.

     (a) During the term of his employment hereunder, the Executive will be developing his own business in food sales, marketing and consulting and as a master food broker (such business, whatever its form of organization so long as it is owned or controlled by the Executive, referred to hereinafter as the "Executive's Business"). The Executive will not allow the Executive's Business to advise or consult on or to represent products that are in competition with the Company's products.

     (b) During the term of his employment, the Executive will have reasonable access to the Company's facilities and personnel to assist him in developing the Executive's Business. This includes, but is not limited to, use of office space, a computer, a laptop computer, the scanner, and copiers. Company personnel may assist the Executive only to the extent that such assistance does not interfere with such persons duties for the Company.

     (c) During the term of his employment, the Company will pay the Executive's reasonable expenses incurred in developing the Executive's Business as follows: the Company will reimburse expenses of the type that would have been reimbursed to an employee such as travel and entertainment; the Company will not reimburse additional expenses related to the development of the Executive's Business such as stationery and attorneys' fees. In order to be reimbursed, all such expenses must be within the Company's guidelines (for example, travel must be at coach rates) or approved in advance and must be submitted in accordance with standard Company procedures.

     (d) At the end of the Executive's employment hereunder, the Company will enter into a brokerage agreement (substantially in the form of Exhibit A attached hereto) with the Executive's Business whereby the Executive's Business will continue to represent the Company with club stores and mass merchandisers and within Canada.

     (e) The Company agrees that the development of the Executive's Business by the Executive is not, per se, a violation of the non-competition provision set forth in Paragraph 10(a) of the Agreement.

     6. Definitions. Paragraph 13 of the Agreement is amended by adding the following definition:

     (c) The term "Change in Control" shall mean that:

     (i) any "person," as such term is used in Sections 13(d) and 14 (d) of the Securities Exchange Act of 1934 (other than the Company or any 80% owned subsidiary of the Company; any trustee or other fiduciary holding securities under an employee benefit plan of the Company; any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company; or any stockholder of the Company who, on the date of this Amendment, owned 25% or more of the stock of the Company or any company or other entity owned, directly or indirectly, in whole or substantial part, by such stockholder) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; or

     (ii) during any period of 24 consecutive months, individuals who at the date of this Amendment constitute the Board of Directors of the Company and any new director (other than a director designated by a person who has entered or subsequently enters into an agreement with the Company to effect a transaction described in Paragraph 4(c)(i)) whose election by the Board of Directors or nomination for election by the Company stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the date of the Amendment or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors; or

     (iii)  there  is  a  dissolution   or  liquidation  of  the  Company  or  a
reorganization, merger or consolidation of the Company with one or more corporations (in which the Company is not the surviving corporation) or a transfer of substantially all of the property or assets of the Company to another person or entity not controlled by the persons who are the Company's stockholders just prior to such transfer

     7. Additional Amendment. In the event that all of the Company's existing employment agreements with other executives are amended prior to December 31, 1998 to provide such executives with additional protections in the event of a Change in Control, then the Agreement shall be further amended to provide the Executive with such additional protections.


     IN WITNESS WHEREOF, the parties have caused this Amendment to the Agreement to be executed on the date first written above.



ALPINE LACE BRANDS, INC.



BY: /s/Carl T. Wolf                                   /s/George S. Wenger
    Carl T. Wolf, President                           George S. Wenger

                                                                      EXHIBIT A

                                BROKER AGREEMENT


     THIS AGREEMENT, made as of the ______ day of ________, 1997 between ALPINE LACE BRANDS, INC., a Delaware corporation, with its principal place of business at 111 Dunnell Road, Maplewood, New Jersey 07040, (hereinafter referred to as "Seller") and _____________________, a ____________ corporation, with its
principal    place   of   business   at    ____________________________________,
(hereinafter referred to as the "Broker").

     WHEREAS, the Seller develops and markets Fat Free, Reduced Fat and/or Reduced Sodium cheese and delicatessen meat products under the Alpine Lace brand name and, through a wholly owned subsidiary, engages in the cheese and dairy products commodity trading business;

     WHEREAS, the Broker is in the food sales, marketing and consulting and master brokerage business and desires to be a master broker for certain of the Seller's products in selected territories and/or for selected accounts;

     NOW THEREFORE, in consideration of the mutual covenants herein contained, the Seller and Broker hereby agree as follows:

     1. Appointment of Broker. Effective as of August 1, 1998, the Seller hereby appoints the Broker, and the Broker hereby agrees, to act as Seller's exclusive broker for the purpose of marketing the Seller's branded products (the "Products") in the territory and/or for the accounts listed on the Territory/Chain Account List, attached hereto as Schedule A, (the "Accounts"). Schedules A is made a part of this Agreement; it may be amended upon the mutual, written consent of both parties. In addition to Seller's branded products, other of the Seller's products, if any, may be added to this agreement by the mutual, written consent of both parties.

     2. Duties of the Broker.

     (a) The Broker agrees to act as an independent sales representative and broker of the Seller and to use its best efforts to achieve the maximum promotion and sales of the Products by servicing the Accounts.

     (b) The Broker may service the Accounts directly or may use other brokers to service the Accounts directly with the Broker managing and overseeing the work of such other brokers. If other brokers are used to service the Accounts directly, then (i) all such brokers must be approved in advance by the Seller,
(ii) the Seller will enter into a brokerage agreement with such other brokers, and (iii) the Seller would deal directly with the other brokers as to items such as shipments, invoicing, commission calculation and the like.

     (c) Specific immediate and long-range goals for the Broker and market development plans will be set by the Seller's management in consultation with the Broker. The Broker shall keep the Seller informed of its activities hereunder and shall submit such oral or written reports as the Seller may from time to time reasonably request.

     (d) The Seller and the Broker will establish a budget for the work to be performed by the Broker. The Broker shall not commit the Seller to any expenditures not reflected in the budget without the Seller's written approval. All bills or invoices presented to the Seller by the Broker for expenditures, whether within the agreed budget or separately approved, shall be paid by Seller promptly in the normal course of business.

     3. Seller's Terms and Conditions. The Seller has provided the Broker with it current price list and has informed the Broker of its other terms and conditions of sale. The Broker and other brokers under the Broker's supervision shall service and promote the sale of the Products to the Accounts only at prices and upon the terms and conditions of sale specified by the Seller. Prices, terms and conditions are subject to change at the Seller's sole discretion from time to time without notice; the Seller shall keep the Broker and other brokers under the Broker's supervision apprised of any such changes. Seller may, in its sole discretion, at any time and for any reason discontinue the sale of any of the Products, discontinue any brand name, change any brand name, add other products for sale under any brand name, or take any similar action in regards to its products. The Seller may refuse, at any time and for any reason, or for no reason, to accept orders solicited by the Broker or by other brokers under the Broker's supervision, and such orders shall not obligate the Seller either to the Broker or other brokers under the Broker's supervision or to the prospective customer until they are accepted by the Seller. The Seller shall, at its expense, provide the Broker or other brokers under the Broker's supervision with such samples and promotional materials as the Seller, in its sole discretion, deems necessary. The Seller shall treat the Broker and other brokers under the Broker's supervision substantially like other brokers or employees in a like position; provided, however, nothing contained herein shall preclude the Seller from lawfully establishing different prices, terms and conditions or the like applicable to the Broker only (or to a limited group of brokers including the Broker or to the Broker and other brokers under the Broker's supervision) if good reasons exist for such different treatment.

     4. Exclusive Representation. The Broker agrees that for the duration of this Agreement it will not act as representative for products that compete with any of the Products covered herein. If a question arises regarding competitive products, the Broker shall notify the Seller in advance and the Seller shall decide, in its sole discretion, whether the products in question are competitive.

     5. Independent Contractor. The Broker is an independent contractor, and shall have entire charge of the management and operation of its business. All expenses, including entertainment, office, clerical and general selling expenses that may be incurred by the Broker in connection with this Agreement shall be borne wholly and completely by the Broker, and the Seller shall not be in any way be responsible or liable therefor. Neither the Broker nor any person whose wages are paid by the Broker shall be deemed a servant, agent or employee of Seller for any purpose whatsoever.

     6. Commissions.

     (a) Except as otherwise provided herein, the Broker shall receive from the Seller for its services under this Agreement a commission on all sales of the Products to the Accounts at a rate of $.03 per pound for Products and at a rate to be mutually agreed upon for other products. Commissions shall be calculated at the beginning of each month on applicable Products that have been invoiced and shipped during the previous month and shall be paid as soon as practicable thereafter. Commissions shall be subject to adjustment for returns and the like in accordance with the Seller's policy applicable to all brokers; provided, however, that the Broker will not be charged for items that should be charged to other brokers even if the Broker is supervising such other broker pursuant to
Section 2.

     (b) The Seller's computations of commissions due and owing shall be considered accurate and controlling unless the Broker requests additional information or clarification from Seller, or notifies Seller of an inaccuracy in such calculations; in which event Seller shall pay the Broker any undisputed amount of such commissions and shall make a good faith response to Broker within fifteen (15) days of the Broker's inquiry. If such reponse is not satisfactory to Broker, Broker shall have the right to demand an audit of any commission payments for the period that is the subject of such calculations and for the prior twelve (12) month period. Any such audit shall be performed by the Seller's independent auditors and the Seller shall cooperate fully. The independent auditors will provide a written report of their findings to both the Broker and the Seller. The report shall be limited to a certification of the commissions without disclosing the Seller's financial records. The Broker acknowledges that the Seller's business records are highly confidential and that neither the Broker nor any of its employees or agents has any right to inspect such records for any purpose. The Broker may demand only one audit in any 12 month period. The cost of the audit will be paid by the Broker unless the independent auditor finds that additional commissions are due and owing to the Broker, in which case the Seller will pay the cost of the audit.

     7. Special Compensation Programs. In addition to regular commissions payable under Section 6(a) above, the Seller may from time to time in its sole discretion institute programs providing for special or additional compensation, such as programs during the introduction of new products. Any special duties of the Broker and the amount of any special compensation payable to the Broker under any such special compensation program shall be governed by the terms of the special program promulgated by the Seller. All other terms and conditions of this agreement shall continue in full force and effect.

     8. Confidentiality. The Broker agrees it will not, during the term of its relationship with the Seller (whether under this Agreement or otherwise), except in the performance of its duties hereunder, or at any time after the termination of its relationship with the Seller, disclose to any person or use for its own account or for the benefit of any other person, without the prior written consent of the Seller, any Confidential Information (as hereinafter defined) that was obtained by the Broker during the term of its relationship with the Seller. The Broker further covenants and agrees that it shall retain all such Confidential Information in trust for the sole benefit of the Seller and its successors and assigns. For purposes of this Agreement "Confidential Information" shall mean and all knowledge and information relating to the business and affairs of the Seller or any of its affiliates, its products, processes and/or services, and its customers, suppliers, creditors, contractors, agents, consultants and employees, that is or is intended by any of them to be of a confidential nature. Confidential Information includes, but is not limited to, any and all knowledge and information relating to research and development, purchasing, finances, costs, profit margins, patents, copyrights, trademarks, trade names, marketing, customer lists, customer requirements and personnel, pricing, pricing methods, and data processing. Confidential Information shall not include any information that is in the public domain or comes into the public domain not as a result of a breach by the Broker of any of the terms or provisions of this Agreement.

     9. Property Rights. The Broker acknowledges that the Seller's trademarks, service marks, trade names, displays, symbols, color arrangements or other words and devices that identify the Seller, its products, services and goodwill, are valuable property rights of the Seller, and agrees that it will do nothing to alter or jeopardize said property rights. Any use of such property by the Broker, including use of stationery, invoices, delivery tickets, equipment, advertising and the like, is solely for the benefit of the Seller and shall not create any property right in the Broker whatsoever.

     10. Return of Documents. All promotional materials and all records and documents, in whatever form, made by the Broker or coming into its possession during the term of its relationship with the Seller (whether under this Agreement or otherwise) concerning the business or affairs of the Seller of any of its affiliates shall be the sole property of the Seller and upon the termination of the relationship or upon the earlier request of the Seller, the Broker shall promptly deliver the same to the Seller or its designee.


     11. Term and Termination.

     (a) This Agreement shall continue until August 1, 1999 and thereafter indefinitely until either party gives the other party ninety (90) days advanced written notice of termination. In the event of such termination, the Broker shall receive commissions at the rate set forth in Section 5 on all sales of the Products to the Accounts through the date of termination.

     (b) The Seller may terminate this Agreement immediately for a substantial, material breach or nonperformance by the Broker of the terms and conditions of this Agreement or for any action by the Broker materially and adversely affecting the best interests of the Seller such as to make it unreasonable to expect the Seller of continue to do business with the Broker, including, without limitation, the commission or attempted commission by the Broker or any of its of its officers or key employees of any act of willful misconduct or dishonesty, malfeasance or gross negligence. In the event this Agreement is terminated under this Section (b), the Seller will be entitled to withhold or offset any amount determined by the Seller in its sole discretion to have been lost by Seller as a result of such willful misconduct, dishonesty, malfeasance or gross negligence, but shall otherwise be obligated to make any payments due to Broker, notwithstanding the termination of the Agreement pursuant to this provision.

     (c) In the event of the termination, the Broker shall faithfully represent the Seller during any period after notice is given and before the effective date and shall take such steps as the Seller may reasonably request to assure an orderly transition to a new broker and in order to minimize the disruption of services to the Accounts, including, without limitation, notifying customers and providing the Seller with such records and reports as the Seller may reasonably request.

     12. Indemnification. The Broker agrees to indemnify and hold harmless Seller from any claim, loss or liability for bodily injury (including death) or property damage, and defend the Seller in any suit, arising directly or indirectly out of the Broker's performance of this Agreement. The Seller agrees to indemnify and hold the Broker harmless from any claim, loss or liability for bodily injury (including death) or property damage, and defend the Broker in any suit, arising directly or indirectly out of defects in the Products present at the time the Products left the Seller's control. Each party presently has and will keep in full force and effect, at its expense, during the term of this Agreement adequate insurance in light of its obligations hereunder. Within 30 days following the execution of this Agreement, each party will provide the other with an endorsement to such insurance specifically naming the other party as an additional insured. In the event of any change in the insurance, each party will immediately notify the other party and will provide the other party with an additional endorsement specifically naming the other party as an additional insured.

     13. Notices. Any notice that may be given hereunder shall be deemed to have been sufficiently given by one party when sent by certified or registered mail in a postpaid envelope to the other at the address set forth above or at such other address as the party may have designated in writing to the other party.

     14. Assignment. This Agreement may not be assigned by either party without the prior or written consent of the other party. Notwithstanding the foregoing, the Seller may, without such consent, assign this Agreement to any subsidiary or affiliate of Seller.

     15. Entire Agreement; Amendment. This Agreement constitutes the entire understanding of the parties as to the subject matter hereof and can be changed or modified only by an instrument in writing signed by the parties. This Agreement replaces, supersedes and nullifies any prior agreement, whether oral or written, that the parties may have had.

     16. Severability. If any provision of this Agreement shall be construed to be illegal or invalid, it shall not affect the legality or validity of the other provisions of this Agreement. If any provision of the Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

     17. Governing Law. This Agreement shall be construed and interpreted in accordance with the laws of the State of New Jersey.

     IN WITNESS WHEREOF, the parties have hereunto executed this Agreement on the day and year first above written.


ALPINE LACE BRANDS, INC.



BY:________________________                  BY:_______________________________
   (Name, Title)                                (Name, Title)

                                   APPENDIX A

                  (to an Agreement dated ______________ between
                            Alpine Lace Brands, Inc.
                                       and
                           _________________________)




                          TERRITORY/CHAIN ACCOUNT LIST


I. The following accounts in the United States (and including any immediate successor to any of the following accounts):

                                            Sam's

                                            Costco

                                            BJ's

                                            Smart & Final

                                            Cost-U-Less

                                            Trader Joe's

                                            Aldi

                                            Save-A-Lot

                                            Wal-Mart

II. All accounts in Canada.

                                                                   Exhibit 11.



                           ALPINE LACE BRANDS, INC.

               Computation of Earnings Per Share of Common Stock




                                                      Three Months Ended                                 Six Months Ended
                                                           June 30,                                          June 30,

                                                  1997                     1996                1997                     1996


Net earnings for the Period                 $  860,333                 $498,146          $1,620,080                 $894,093

Preferred Stock Dividends                       42,188                   42,188              84,375                   84,375
MCT Dairies, Inc. option                         1,411                    2,000               6,289                    1,800



Net Earnings for Computation
of Earnings Per Share                          816,734 (A)              453,958 (A)       1,529,416 (A)              807,918 (A)


Weighted Average Number
of Common Shares Outstanding:

   Weighted Average Number of Issued
    and Outstanding Common Shares            5,103,186                5,164,962           5,103,189                5,150,691

   Incremental Shares Attributable to
    Assumed Exercise of Stock Options
    and Warrants                                81,734                   83,883              81,232                  121,197


   Weighted Average
    Number of Common Shares                  5,184,920 (B)            5,248,845 (B)       5,184,421 (B)            5,271,888 (B)


    Earnings Per Common
    and Common Equivalent Share                   $.16 (A)/(B)             $.09 (A)/(B)        $.30 (A)/(B)             $.15 (A)/(B)