Form 10-Q
period 1997-09-30
ALPINE LACE BRANDS INC
filed 1997-11-13
CIK 791714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


    For the Quarter Ended September 30, 1997 Commission File Number 0-15584


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of November 1, 1997, there were 5,121,057 shares of Common Stock, $.01 par value outstanding.

ALPINE LACE BRANDS, INC.

INDEX

                                                                           Page
                                                                         Number

Part I.  Financial Information


Item 1. Financial Statements


Consolidated  Balance  Sheets as of
September  30,  1997  (unaudited)  and
December 31, 1996                                                             3

Consolidated Statements of Operations for the Three
Months and Nine Months Ended September 30, 1997 and 1996
(unaudited)                                                                   5

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1997 and 1996 (unaudited)                     6

Notes to Consolidated Financial Statements                                    8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  11


Part II. Other Information

Item 1.           Legal Proceedings                                          13

Item 6.           Exhibits and Reports on Form 8-K                           13


Signature                                                                    15

                                     PART 1.

                              FINANCIAL INFORMATION


     Item 1. Financial Statements


                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                            September 30, 1997            December 31, 1996
                                                                   (unaudited)

ASSETS (substantially pledged)

Cash and cash equivalents                                      $       131,432                 $    393,173
Accounts receivable, net of
  allowance for bad debts                                           15,410,036                   13,431,641
Inventories                                                          5,989,572                    8,502,197
Prepaid expenses and deposits                                          387,088                      389,385
Advances to suppliers                                                  300,000                      300,000
Deferred tax asset                                                      29,583                       29,583

                  Total current assets                              22,247,711                   23,045,979


Property, plant and equipment
         Land, building and improvements                               314,418                      314,418
         Equipment under capital lease                                 973,795                      973,795
         Leasehold improvements                                        121,115                      121,115
         Furniture, fixtures and equipment                           2,960,528                    2,731,754
                                                                     4,369,856                    4,141,082
         Less accumulated depreciation and
           amortization                                              2,241,205                    1,890,996
                                                                     2,128,651                    2,250,086



OTHER ASSETS
         Note Receivable - Mountain Farms, Inc. net of
           allowance for bad debt                                            -                    1,675,948
         Trademarks, tradenames and technology, less
           accumulated amortization of $1,136,569 in
           1997 and $1,019,739 in 1996                               1,309,346                    1,421,882
         Other                                                         332,002                      177,440
                                                                     1,641,348                    3,275,270

                                                                  $ 26,017,710                  $28,571,335



        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS





                                                             September 30, 1997           December 31, 1996
                                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                         $   9,165,642                 $11,685,587
         Accrued expenses                                             1,504,547                   1,328,328
         Income taxes                                                   433,473                     206,273
         Current maturities of obligations under
           capital leases                                               137,215                     147,519

                  Total current liabilities                          11,240,877                  13,368,157


Long term obligations, less current maturities
         Long-term debt                                               6,502,816                   7,521,566
         Obligations under capital leases                               193,699                     281,847
         Deferred tax liability                                         100,465                     100,465
                                                                      6,796,980                   7,903,878


Stockholders' equity
         Preferred stock, par value $.01 per share;
           authorized 1,000,000 shares;
           issued and outstanding 45,000 shares at
           liquidation amount of $50.00 per share                     2,250,000                   2,250,000
         Common stock, par value $.01 per share;
           authorized 10,000,000 shares; issued and
           outstanding 5,227,657 at September 30,
           1997 and 5,176,636 at December 31, 1996                       52,277                      51,767
         Additional paid-in capital                                   3,810,310                   3,602,141
         Retained earnings                                            2,541,541                   1,916,034
                                                                      8,654,128                   7,819,942
Less
         Common stock in treasury-at cost                               595,807                     387,290
         Unearned compensation                                           78,468                     133,352
                                                                      7,979,853                   7,299,300

                                                                    $26,017,710                 $28,571,335






        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                         Three Months Ended                             Nine Months Ended
                                                            September 30,                                  September 30,

                                                      1997                 1996                   1997                    1996

Net Sales                                     $ 45,780,529         $ 53,116,255           $119,567,132            $123,234,423
Cost of goods sold                              33,689,054           42,580,618             86,155,251              96,262,247
         Gross profit                           12,091,475           10,535,637             33,411,881              26,972,176

Operating expenses
         Selling                                 9,213,552            7,949,191             24,883,977              20,260,977
         Administrative                          1,405,779            1,263,862              4,079,825               3,564,774
         Reserve on MFI note                     1,675,948                    -              1,675,948                       -
                                                12,295,279            9,213,053             30,639,750              23,825,751

         Operating profit (loss)                  (203,804)           1,322,584              2,772,131               3,146,425


Other income                                             -                    -                      -                       -
Interest expense - net                            (258,912)            (263,760)              (734,716)               (645,515)

         Earnings (loss) before
         income taxes                             (462,716)           1,058,824              2,037,415               2,500,910

Income taxes                                       405,294              402,353              1,285,345                 950,346


         Net earnings (loss)                      (868,010)             656,471                752,070               1,550,564

Preferred stock dividends                           42,188               42,188                126,563                 126,563
MCT Dairies, Inc. option                            22,205               85,244                 28,774                  87,480

Net earnings (loss) applicable to
common shareholders                          $    (932,403)        $    529,039            $   596,733              $1,336,521


Net earnings (loss) per share of
common stock                                 $        (.17)    $            .10         $          .11         $           .26



Weighted average number of
common and common equivalent
shares outstanding                               5,460,892            5,226,159             5,262,560                5,249,225




        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30,

                                                                                 1997                 1996

Cash flows from operating activities
   Net earnings                                                      $       752,070         $   1,550,564
   Adjustments to reconcile net earnings
       to net cash provided by (used in) operating
       activities:
       Depreciation and amortization                                         467,039               459,552
       Provision for losses on accounts
         receivable                                                           67,953                56,273
       Provision for loss on note receivable                               1,675,948                     -
       Other                                                                  54,884                     -
       Change in assets and liabilities:
         Increase in accounts receivable                                  (2,046,348)           (1,008,993)
         (Increase) Decrease in inventory                                  2,512,625            (1,614,684)
         (Increase) Decrease in prepaid expenses                               2,297               (87,368)
         (Increase) Decrease in other assets                                (154,562)               36,306
         Decrease in notes receivable                                              -                11,862
         Decrease in accounts payable                                     (2,519,945)             (453,425)
         Increase in accrued expenses                                        176,219                70,001
         Increase in income taxes                                            226,750               224,540
         Decrease in other long-term liabilities                                   -               (82,362)
                                                                             462,860            (2,388,298)

       Net cash provided by (used in) operating activities             $   1,214,930        $     (837,734)








        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)





                                                                                      Nine Months Ended
                                                                                         September 30,


                                                                                1997                    1996



Cash flows from investing activities:
   Additions to property, plant and equipment                          $    (228,774)            $  (281,170)
   Payments for trademarks and tradenames                                     (4,294)                      -

   Net cash used in investing activities                                    (233,068)               (281,170)

Cash flows from financing activities:
   Net payments from obligation under capital lease                          (98,452)                (87,066)
   Net proceeds (payments) under long-term
   obligations                                                            (1,018,750)                795,546
   Net proceeds from stock option exercises                                  208,679                 585,475
   Payment of dividends to preferred shareholders                           (126,563)               (126,563)
   Purchase of treasury stock                                               (208,517)               (281,047)

   Net cash (used in) provided by financing activities                    (1,243,603)                886,345


   Net (decrease) in cash and cash equivalents                              (261,741)               (232,559)


   Cash and cash equivalents at beginning of year                            393,173                 459,610


   Cash and cash equivalents at end of quarter                          $    131,432            $    227,051



   Supplemental disclosures of cash flow information:

   Cash paid during the year for

         Interest                                                         $  724,925            $    624,621

         Income taxes                                                     $  976,395            $    725,806








        The accompanying notes are an integral part of these statements.

                            ALPINE LACE BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Alpine Lace Brands, Inc. as of September 30, 1997 and December 31, 1996 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. All material intercompany accounts and transactions have been eliminated.

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

The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements contained in its Annual Report on Form 10-K as amended.

2. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:

                             September 30, 1997               December 31, 1996


Cheese inventory                 $    5,495,738                 $     7,977,847


Packaging supplies                      493,834                         524,350


                                 $    5,989,572                 $     8,502,197



4. Earnings per share of common stock was computed by dividing net earnings, after deducting preferred dividend requirements and earnings applicable to MCT Dairies, Inc. option, by the weighted average number of common equivalent shares outstanding during the period, including the incremental shares from the dilutive effect of warrants and stock options, if applicable.

5. New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and if applicable diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted- average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

6. The Company's operations consist of two segments: (1) the branded cheese business which develops, markets, converts, packages and distributes branded cheeses and deli meats; and (2) the Company's cheese and dairy products trading business.

7. On October 1, 1997 the Company entered into a merger agreement (the "Merger Agreement") among the Company, Land O'Lakes, Inc. and AVV Inc., a wholly owned subsidiary of Land O'Lakes. Under the terms of the Merger Agreement, AVV Inc. will merge with the Company (the "Merger") and each outstanding share of the Company's common stock will be converted into the right to receive $9.125 in cash and each outstanding share of preferred stock will be converted into the right to receive an amount in cash equal to the product of (x) $9.125 multiplied by (y) an amount, in cash which is equal to the quotient of (A) $50 plus all accrued dividends on one share of preferred stock that remain unpaid as of the effectiveness of the Merger, dividend by (B) $7.375. In addition, the Company's President and principal shareholder and his wife, who is also a director and vice president, will enter into a five year non-compete agreement for an aggregate of $500,000 per year and certain officers and directors of the Company will be entitled to severance payments pursuant to existing agreements or arrangements.

8. On February 17, 1994, the Company sold common stock representing 65% of the outstanding shares of Mountain Farms, Inc. ("MFI"), a previously wholly-owned subsidiary. After the sale, MFI owed the Company $1,675,948, which is evidenced by an unsecured note payable, due ten years from closing with accrued interest at LIBOR plus 1/4%.

During 1996 and 1995, MFI continued to incur operating losses and the Company was notified that MFI was closing its production facility and restructuring its business (including converting cheese at an affiliate of MFI) in an attempt to improve operations. Although MFI has taken steps that it believes will improve operations, there can be no assurance that they will be successful. The Company has not accrued any interest receivable on this note. As of September 30, 1997, the Company re-evaluated the collectability of the MFI note and has fully reserved such note.

9. In an action brought by the Company on March 7, 1995 in the United States District Court for the District of New Jersey against Kraft Foods, Inc. ("Kraft"), Borden Inc. ("Borden"), Beatrice Cheese, Inc. ("Beatrice"), and Schreiber Foods, Inc. ("Schreiber") alleging infringement of the Company's patent for the manufacture of low fat cheese, partial summary judgment was granted in favor of Beatrice on July 11, 1997 and the Company's motion for reconsideration of this decision was denied on September 23, 1997. On October 17, 1997, the Company filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") in relation to the grant of partial summary judgment in favor of Beatrice. Earlier grants of summary judgment in favor of Kraft and partial summary judgment in favor of Borden and Schreiber have been appealed to the Federal Circuit. A decision on these appeals is not expected for some time. Proceedings in relation to the claims remaining before the District Court have been stayed until May, 1998.

By order dated September 2, 1997, the only case in which the Company was a defendant that was remaining in the United States District Court for the Eastern District of Wisconsin was dismissed without prejudice and without costs. See the Alpine Lace Brands, Inc. Report on Form 10-Q for the Quarter ended March 31, 1997 for a description of the litigation in the Eastern District of Wisconsin.

On July 15, 1997, the Company was served with a complaint in a class action pending in the Wisconsin Circuit Court for Dane County. On September 23, 1997, a First Amended and Consolidated Class Action Complaint was filed in the Circuit Court for Dane County whereby the above referenced case was consolidated with two other similar cases pending against Kraft and the National Cheese Exchange, Inc. (the "NCE"). Two of the seven counts in the Consolidated Complaint contain allegations against the Company. These are: Count III in which Plaintiffs allege that the Company, Kraft and defendant Borden exercised power to control prices in the relevant markets and that Kraft had acquired and exercised monopoly power in violation of the Wisconsin anti-trust laws and Count IV in which Plaintiffs allege a conspiracy among the Company, Kraft, Borden and the NCE to manipulate prices of bulk natural cheese on the NCE in violation of the Wisconsin anti-trust laws. As with the first complaint, the consolidated complaint seeks treble damages in an unspecified amount. On October 13, 1997, the defendants filed a motion to dismiss the Consolidated Complaint.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

a. Results of Operations. Comparison of the Company's third quarter (July 1, 1997 - September 30, 1997) of the current fiscal year ("1997") with the third quarter (July 1, 1996 - September 30, 1996) of the last fiscal year ("1996").

Net sales for the third quarter ended September 30, 1997 were $45,780,529 as compared to $53,116,255 in the same period of 1996. The Company's Branded Segment had increased sales of $3,137,014 for the third quarter ended September 30, 1997 from $29,984,481 in 1996 to $33,121,495 in the same period of 1997 primarily due to a 6.8% increase in unit volume. Sales for the Company's cheese and dairy products trading business decreased by 45.3% or $10,472,740 to $12,659,034 from $23,131,774 for the comparative period of 1996 primarily due to a 35% decrease in sales unit volume and lower average selling price.

As a percentage of sales, gross profit increased to 26.4% in the third quarter of 1997 from 19.8% in 1996. This increase was due to the lower cost to purchase cheese, resulting from lower commodity prices, and the decrease in sales in the Company's cheese and dairy products trading business where gross profit as a percent of sales is lower than the Branded division. Gross profit increased by $1,555,838 in the quarter ended September 30, 1997 from $10,535,637 in 1996 to $12,091,475 in 1997. This increase was the result of the increased gross profit from the Company's Branded division partially offset by decreased gross profit from the Company's cheese and dairy products trading business.

As a percentage of sales, selling and administrative expenses increased from 17.3% in the third quarter of 1996 to 23.2% in 1997. Selling and administrative expenses increased from $9,213,053 in the third quarter of 1996 to $10,619,331 in the same period of 1997. The major contributors to this increase were from promotion expenses.

As of September 30, 1997, the Company re-evaluated the collectability of the note receivable from MFI and has fully reserved for such note, (See Note 8 to the consolidated financial statements).

The Company's operating profit decreased by $1,526,388 from $1,322,584 in the third quarter of 1996 to an operating loss of $203,804 in 1997. Operating profit as a percent of net sales decreased to (.4)% in the third quarter of 1997 compared to 2.5% in the third quarter of 1996 due to the reserve for the Mountain Farms, Inc. note receivable previously discussed.

Net interest expense in the third quarter of 1997 was $258,912, a decrease of $4,848 from the comparable period of 1996, as a result of the company's decreased use of its working capital credit line and slightly lower interest rates.

The Company does not realize a tax benefit from the reserve for the Mountain Farms, Inc. note receivable and, therefore, the income tax provision for the third quarter of 1997 was $405,294. The Company's income tax provision for the third quarter of 1996 was 38% or $402,353.

The Company's net loss for the quarter ending September 30, 1997 was $(868,010) compared to net earnings of $656,471 for the same period of 1996 for the reasons discussed above.

b. Results of Operations. Comparison of the Company's first nine months (January 1, 1997 - September 30, 1997) of the current fiscal year ("1997") with the first nine months (January 1, 1996 - September 30, 1996) of the last fiscal year ("1996")

Net sales for the nine months ended September 30, 1997 were $119,567,132 as compared to $123,234,423 in the same period of 1996. The Company's Branded Segment had increased sales of $2,638,481 for the first nine months ended September 30, 1997 from $85,736,077 in 1996 to $88,374,558 in the same period of 1997 primarily due to increased selling price per unit and an increase in unit volume partially offset by a decrease in sales of commodity cheddar cheese. Sales for the Company's cheese and dairy products trading business decreased by 16.8% or $6,305,772 to $31,192,574 from $37,498,346 for the comparative period of 1996 due to decreased sales unit volume and lower sales price per unit.

As a percentage of sales, gross profit increased to 27.9% in the first nine months of 1997 from 21.9% in 1996. This increase was due to the lower cost to purchase cheese, resulting from lower commodity prices, and the decrease in sales in the Company's cheese and dairy products trading business, where gross profit as a percent of sales is lower than the Branded division. Gross profit increased by $6,439,705 in the nine months ending September 30, 1997 from $26,972,176 in 1996 to $33,411,881 in 1997. This increase was the result of the increased gross profit from the Company's Branded Segment partially offset by decreased gross profit from the Company's cheese and dairy products trading business.

As a percentage of sales, selling and administrative expenses increased from 19.3% in the first nine months of 1996 to 24.2% in 1997. Selling and administrative expenses increased from $23,825,751 in the first nine months of 1996 to $28,963,802 in the same period of 1997. The major contributors to this increase were from promotions and coupon expenses.

As of September 30, 1997, the Company re-evaluated the collectability of the note receivable from MFI and has fully reserved for such note, (See Note 8 to the consolidated financial statements).

The Company's operating profit decreased by $374,294 from $3,146,425 in the first nine months of 1996 to $2,772,131 in 1997. Operating profit as a percent of net sales decreased to 2.3% in the first nine months of 1997 from 2.6% in the first nine months of 1996 due to the reserve for the Mountain Farms, Inc. note receivable partially offset by the increased gross profit previously discussed.

Net interest expense in the first nine months of 1997 was $734,716, an increase of $89,201 from the comparable period of 1996, as a result of the Company's increased use of its working capital credit line, partially offset by lower interest rates.

The Company does not realize a tax benefit from the reserve for the Mountain Farms, Inc. note receivable and, therefore, the Company's income tax provision for the first nine months of 1997 was 63.1% or $1,285,345. The Company's income tax provision for the first nine months of 1996 was 38% or $950,346.

The Company's net earnings for the nine months ended September 30, 1997 was $752,070 compared to $1,550,564 for 1996 for the reasons discussed above.

c. Financial Condition

The major sources of cash for the nine months ended September 30, 1997 were the decrease in inventory and net earnings. The major uses of cash for the nine months ended September 30, 1997 were to fund decreases in accounts payable and increases in accounts receivable. As of November 1, 1997, the Company had approximately $9,200,000 available on its revolving credit facility.

                                    PART II.

                                Other Information


Item 1. Legal Proceedings

In an action brought by the Company on March 7, 1995 in the United States District Court for the District of New Jersey against Kraft, Borden, Beatrice and Schreiber alleging infringement of the Company's patent for the manufacture of low fat cheese, partial summary judgment was granted in favor of Beatrice Cheese, Inc. on July 11, 1997 and the Company's motion for reconsideration of this decision was denied on September 23, 1997. On October 17, 1997, the Company filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") in relation to the grant of partial summary judgment in favor of Beatrice on October 17, 1997. Earlier grants of summary judgment in favor of Kraft and partial summary judgment in favor of Borden and Schreiber have been appealed to the Federal Circuit. A decision on these appeals is not expected for some time. Proceedings in relation to the claims before the District Court have been stayed until May, 1998.

By order dated September 2, 1997, the only case in which the Company was a defendant that was remaining in the United States District Court for the Eastern District of Wisconsin was dismissed without prejudice and without costs. See the Alpine Lace Brands, Inc. Report on Form 10-Q for the Quarter ending March 31, 1997 for a description of the litigation in the Eastern District of Wisconsin.

On July 15, 1997, the Company was served with a complaint in a class action pending in the Wisconsin Circuit Court for Dane County. On September 23, 1997, a First Amended and Consolidated Class Action Complaint was filed in the Circuit Court for Dane County whereby the above referenced case was consolidated with two other similar cases pending against Kraft and the National Cheese Exchange, Inc. (the "NCE"). Two of the seven counts in the Consolidated Complaint contain allegations against the Company. These are: Count III in which Plaintiffs allege that the Company, Kraft and defendant Borden exercised power to control prices in the relevant markets and that Kraft had acquired and exercised monopoly power in violation of the Wisconsin anti-trust laws and Count IV in which Plaintiffs allege a conspiracy among the Company, Kraft, Borden and the NCE to manipulate prices of bulk natural cheese on the NCE in violation of the Wisconsin anti-trust laws. As with the first complaint, the consolidated complaint seeks treble damages in an unspecified amount. On October 13, 1997, the defendants filed a motion to dismiss the Consolidated Complaint.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 2 Agreement and Plan for Merger, dated as of October 1, 1997, by and among the Company, Land O'Lakes, Inc., a Minnesota cooperative corporation, and AVV Inc., a Delaware corporation and a wholly owned subsidiary of Land O'Lakes, Inc.

Exhibit 10

(a) Employment Agreement, dated September 1, 1997, between the Company and MarySusan Fitzsimmons.

(b) Employment Agreement, dated September 1, 1997, between the Company and Michael Kelly.

(c) Form of Amendment, dated September 1, 1997, to Employment Agreements and Schedule of Participants

(d) Form of Amendment, dated September 26, 1997, to Employment Agreements and Schedule of Participants

Exhibit 11 Computation of Earnings per Share of Common Stock

b. Form 8-K Reports

On October 8, 1997, the Company filed a Report on Form 8-K, dated October 1, 1997, reporting that, on October 1, 1997, it had entered into an Agreement and Plan of Merger among the Company, Land O'Lakes, Inc., a Minnesota cooperative corporation, and AVV Inc., a Delaware corporation and a wholly- owned subsidiary of Land O'Lakes, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALPINE LACE BRANDS, INC.


                      By:     /s/ Carl T. Wolf
                              Carl T. Wolf, President & Chief Executive Officer

                      Dated:  November 13 1997


                      By:     /s/ Arthur Karmel
                              Arthur Karmel, Vice President - Finance
                              (Chief Accounting Officer)

                      Dated:  November 13, 1997

                          AGREEMENT AND PLAN OF MERGER

                                      among

                            ALPINE LACE BRANDS, INC.

                                       and

                               LAND O'LAKES, INC.

                                       and

                                    AVV INC.

                           Dated as of October 1, 1997

                                TABLE OF CONTENTS

                                                                          Page

ARTICLE I  THE MERGER........................................................  1
   1.01 The Merger...........................................................  1
   1.02 Surviving Corporation................................................  1
   1.03 Effective Time of the Merger.........................................  2
   1.04 Certificate of Incorporation and By-Laws of the Surviving
   Corporation ..............................................................  2
   1.05 Board of Directors and Officers of the Surviving Corporation.........  2
   1.06 Conversion of Shares.................................................  2
   1.07 Dissenters' Rights...................................................  3
   1.08 Stock Options and Warrants...........................................  4
   1.09 Payment for Shares...................................................  4
   1.10 No Further Rights or Transfers.......................................  6

ARTICLE II  COVENANTS, CONDUCT AND TRANSACTIONS PRIOR TO THE EFFECTIVE
TIME.........................................................................  6
   2.01 Operation of Business of the Company Between the Date of this
   Agreement and the Effective Time..........................................  6
   2.02 Stockholders' Meeting;  Proxy Material...............................  8
   2.03 No Shopping..........................................................  9
   2.04 Access to Information...............................................  10
   2.05 Amendment of Company's Employee Plans...............................  10
   2.06 Stock Options and Warrants..........................................  10
   2.07 Best Efforts........................................................  10
   2.08 Consents............................................................  10
   2.09 Public Announcements................................................  11
   2.10 Notification of Certain Matters.....................................  11
   2.11 Certain Resignations................................................  11
   2.12 Confidentiality Agreement...........................................  11
   2.13 Write-Off of Note Receivable........................................  11

ARTICLE III  CONDITIONS OF MERGER...........................................  12
   3.01 Conditions to the Obligations of Buyer and Acquisition to
   Effect the Merger .......................................................  12
   3.02 Conditions to the Obligations of the Company to Effect the Merger...  14

ARTICLE IV  CLOSING.........................................................  15
   4.01 Time and Place......................................................  15
   4.02 Deliveries at the Closing...........................................  15

ARTICLE V  TERMINATION AND ABANDONMENT......................................  16
   5.01 Termination.........................................................  16
   5.02 Procedure and Effect of Termination.................................  17


ARTICLE VI  REPRESENTATIONS AND WARRANTIES..................................  17
   6.01 Representations and Warranties of the Company.......................  17
   6.02 Representations and Warranties of Buyer and Acquisition.............  27


ARTICLE VII  OFFICERS' AND DIRECTORS' INDEMNIFICATION, DIRECTORS AND OFFICERS
LIABILITY INSURANCE, EMPLOYEE CONTRACTS.....................................  29
   7.01 Indemnification.....................................................  29
   7.02 Directors and Officers Liability Insurance..........................  29
   7.03 Employee Contracts..................................................  29


ARTICLE VIII  MISCELLANEOUS PROVISIONS......................................  30
   8.01 Termination of Obligations, Covenants and Agreements................  30
   8.02 Amendment and Modification..........................................  30
   8.03 Waiver of Compliance; Consents......................................  30
   8.04 Expenses;  Termination Fee..........................................  30
   8.05 Additional Agreements...............................................  31
   8.06 Notices.............................................................  31
   8.07 Assignment..........................................................  33
   8.08 Interpretation......................................................  33
   8.09 Governing Law.......................................................  33
   8.10 Counterparts .......................................................  33
   8.11 Headings ...........................................................  33
   8.12 Entire Agreement....................................................  33

Exhibit A-1 -- Opinion of local counsel to the Company
Exhibit A-2 -- Opinion of Kramer, Levin, Naftalis & Frankel, Special Counsel to
               the Company

Exhibit B   -- Non-Compete Agreement between Buyer and Carl T. Wolf
Exhibit C   -- Non-Compete Agreement between Buyer and Marion F. Wolf.
Exhibit D   -- Opinion of Thuy-Nga T. Vo, Counsel to Buyer and Acquisition
Exhibit D-2 -- Opinion of Faegre & Benson LLP, Special Counsel to Buyer and
               Acquisition

                          AGREEMENT AND PLAN OF MERGER

            AGREEMENT AND PLAN OF MERGER dated as of October 1, 1997, by and among Alpine Lace Brands, Inc., a Delaware corporation (the "Company"), Land O'Lakes, Inc., a Minnesota cooperative corporation ("Buyer"), and AVV Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer ("Acquisition") (the Company and Acquisition being sometimes hereinafter collectively referred to as the "Constituent Corporations").

                                   WITNESSETH:

            WHEREAS, the Boards of Directors of the Company, Acquisition and Buyer and the special committee of independent directors of the Board of Directors of the Company (the "Special Committee") deem a merger of the Company and Acquisition pursuant to the terms hereof (the "Merger") desirable and in the best interests of their respective corporations and their stockholders; the Boards of Directors of the Company, Acquisition and Buyer and the Special Committee have, by resolutions duly adopted, approved this Agreement and the Boards of Directors of the Company and Acquisition have directed that it be submitted to a vote of the stockholders of their respective Constituent Corporations in accordance with the laws of the State of Delaware; and Buyer, being the sole stockholder of Acquisition, has, by written action, duly approved this Agreement in accordance with such laws; and

            WHEREAS, the Company, Acquisition and Buyer desire to effect the Merger and the other transactions contemplated hereby.

            NOW, THEREFORE, in consideration of the premises and of the mutual covenants, representations, warranties and agreements herein contained and for the purpose of prescribing the terms and conditions of the Merger, the manner and basis of converting shares of capital stock of the Company into cash, and such other provisions as are deemed necessary or desirable, the parties agree that the Merger shall be effected on the terms and subject to the conditions set forth below and in accordance with the applicable laws of the State of Delaware.

                                    ARTICLE I

                                   THE MERGER

            1.01 The Merger. At the Effective Time, as defined in Section 1.03, and in accordance with the terms of this Agreement and the General Corporation Law of the State of Delaware (the "Delaware Law"), Acquisition shall be merged with and into the Company, the separate corporate existence of Acquisition shall thereupon cease, and the Company shall be the surviving corporation in the Merger (sometimes hereinafter referred to as the "Surviving Corporation"), the name of which shall continue to be "Alpine Lace Brands, Inc."

            1.02 Surviving Corporation. At the Effective Time, the Surviving Corporation shall thereupon and thereafter possess all the rights, privileges, powers and franchises, of a public as well as of a private nature, of each of the Constituent Corporations, and be subject to all the restrictions, disabilities and duties of each of the Constituent Corporations; and all and singular, the rights, privileges, powers and franchises of each of the Constituent Corporations, and all property, real, personal and mixed, and all debts due to each of the Constituent Corporations on whatever account, as well for stock subscriptions as all other things in action or belonging to each of the Constituent Corporations, shall be vested in the Surviving

Corporation; and all property, rights, privileges, powers and franchises, and all and every other interest shall be thereafter as effectually the property of the Surviving Corporation as they were of the several and respective Constituent Corporations; and the title to any real estate or any interest therein vested by deed or otherwise, under the laws of Delaware or any other jurisdiction, in either of the Constituent Corporations shall not revert or be in any way impaired by reason of the Merger; but all rights of creditors and all liens upon any property of either of the Constituent Corporations shall be preserved unimpaired; and all debts, duties and liabilities of either of the Constituent Corporations shall thenceforth attach to the Surviving Corporation, and may be enforced against it to the same extent as if said debts, duties and liabilities had been incurred or contracted by it.

            1.03 Effective Time of the Merger. Subject to and immediately following the receipt of the vote of the stockholders of the Company approving and adopting this Agreement and the Merger and the satisfaction or waiver of all conditions to the consummation of the Merger set forth in this Agreement, the Company and Acquisition shall execute in the manner required by the Delaware Law and deliver for filing to the Secretary of State of the State of Delaware a certificate of merger with respect to the Merger as required by Delaware Law (the "Certificate of Merger"). The Merger shall become effective at the time the Certificate of Merger is accepted for filing with the Secretary of State of the State of Delaware, and the term "Effective Time" shall mean the date and time when the Merger shall become effective.

            1.04 Certificate of Incorporation and By-Laws of the Surviving Corporation. The Certificate of Incorporation of the Company in effect immediately prior to the Effective Time shall be the Certificate of Incorporation of the Surviving Corporation, until amended in accordance with the laws of the State of Delaware.

            The By-Laws of Acquisition in effect immediately prior to the Effective Time shall be deemed, by virtue of the Merger and without further action by the stockholders or directors of the Surviving Corporation or Acquisition, to be the By-Laws of the Surviving Corporation, until further amended in accordance with the laws of the State of Delaware.

            1.05 Board of Directors and Officers of the Surviving Corporation. The directors of Acquisition immediately prior to the Effective Time shall be the directors of the Surviving Corporation, each of such directors to hold office, subject to the applicable provisions of the By-Laws of the Surviving Corporation, until the expiration of the term for which such director was elected and until his or her successor is elected and has qualified or as otherwise provided in the By-Laws of the Surviving Corporation. The officers of Acquisition immediately prior to the Effective Time shall be the officers of the Surviving Corporation until their respective successors are chosen and have qualified or as otherwise provided in the By-Laws of the Surviving Corporation.

            1.06 Conversion of Shares.
The manner and basis of converting the shares of each of the Constituent Corporations shall be as follows:

            (a) At the Effective Time, each share of common stock of the Company, par value $.01 per share (the "Company Common Stock"), which is issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Common Stock as to which dissenters' rights are exercised under Section 262 of the Delaware Law and Section 1.07 hereof and (ii) shares of Company Common Stock held of record by Buyer or Acquisition or any other direct or indirect subsidiary of Buyer or the Company immediately prior to the Effective Time) shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and represent the right to receive (as provided in Section 1.09(a) hereof) $9.125 in cash (the "Common Stock Merger Consideration"), pro-rated for fractional shares of Company Common Stock outstanding immediately prior to the Effective Time, if any.

            (b) At the Effective Time, each share of preferred stock of the Company, par value $.01 per share (the "Company Preferred Stock"), which is issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Preferred Stock as to which dissenters' rights are exercised under Section 262 of the Delaware Law and Section 1.07 hereof and (ii) shares of Company Preferred Stock held of record by Buyer or Acquisition or any other direct or indirect subsidiary of Buyer or the Company immediately prior to the Effective Time) shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and represent the right to receive (as provided in Section 1.09(a) hereof) cash in an amount equal to the product of (x) $9.125 multiplied by (y) an amount which is equal to the quotient of (A) $50 plus all accrued dividends on one share of Company Preferred Stock that remain unpaid as of the Effective Time (which unpaid dividends shall accrue until the Effective Time at the rate of $.010274 per share per day), divided by
(B) $7.375 (the "Preferred Stock Merger Consideration"), pro-rated for fractional shares of Company Preferred Stock outstanding immediately prior to the Effective Time, if any.

            (c) At the Effective Time, each share of common stock of Acquisition, par value $1.00 per share (the "Acquisition Common Stock"), which is issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into and exchanged for 6,000 shares of common stock of the Surviving Corporation, which shall constitute the only issued and outstanding shares of capital stock of the Surviving Corporation immediately after the Effective Time.

            (d) At the Effective Time, each share of Company Common Stock and Company Preferred Stock (the Company Common Stock and Company Preferred Stock being herein sometimes referred to collectively as the "Company Stock") held of record by Buyer or Acquisition or any other direct or indirect subsidiary of Buyer or the Company immediately prior to the Effective Time and each share of Company Stock held in the treasury of the Company immediately prior to the Effective Time shall be canceled and cease to exist at and after the Effective Time, and no payment shall be made with respect thereto.

            1.07 Dissenters' Rights. Nothwithstanding any provision of this Agreement to the contrary, any shares of Company Stock outstanding immediately prior to the Effective Time held by a holder who has demanded and perfected the right, if any, for appraisal of those shares in accordance with the provisions of Section 262 of the Delaware Law and as of the Effective Time has not withdrawn or lost such right to such appraisal ("Dissenting Shares") shall not be converted into or represent a right to receive a cash payment pursuant to Section 1.06, but the holder shall only be entitled to such rights as are granted by the Delaware Law. If a holder of shares of Company Stock who demands appraisal of those shares under the Delaware Law shall effectively withdraw or lose (through failure to perfect or otherwise) the right to appraisal, then, as of the Effective Time or the occurrence of such event, whichever last occurs, those shares shall be converted into and represent only the right to receive the Common Stock Merger Consideration or the Preferred Stock Merger Consideration, as the case may be, as provided in Section 1.06, without interest, upon compliance with the provisions, and subject to the limitations, of Section 1.09 hereof. The Company shall give Buyer (a) prompt notice of any written demands for appraisal of any shares of Company Stock, attempted withdrawals of such demands, and any other instruments served pursuant to the Delaware Law and received by the Company relating to stockholders' rights of appraisal, and (b) the opportunity to direct all negotiations and proceedings with respect to demands for appraisal under the Delaware Law. The Company shall not, except with the prior written consent of Buyer, voluntarily make any payment with respect to any demands for appraisal of Company Stock, offer to settle or settle any such demands or approve any withdrawal of any such demands.

            1.08 Stock Options and Warrants. At or immediately prior to the Effective Time, each holder of a then outstanding option (an "Option") or warrant (a "Warrant") to purchase shares of Company Common Stock heretofore granted under any employee stock option or compensation plan, warrant agreement or other arrangement with the Company shall be entitled (whether or not such Option or Warrant is then exercisable) upon execution of a cancellation agreement with the Company to receive in cancellation of such Option or Warrant a cash payment from the Company in an amount equal to the amount, if any, by which the Common Stock Merger Consideration exceeds the per share exercise price of such Option or

Warrant, multiplied by the number of shares of Company Common Stock then subject to such Option or Warrant (the "Purchase Right Settlement Amount") but subject to all required tax withholdings by the Company. Each Option or Warrant that is subject to a cancellation agreement shall be canceled upon payment of the Purchase Right Settlement Amount for such Option or Warrant.

            1.09 Payment for Shares.

            (a) At or before the Effective Time, Buyer or Acquisition shall deposit in immediately available funds with Norwest Bank Minnesota, N.A., or any other disbursing agent selected by Buyer that is organized under the laws of the United States or any state of the United States with capital, surplus and undivided profits of at least $500,000,000 (the "Disbursing Agent"), an amount equal to the sum (rounded up or down to the nearest whole $.01, with $.005 rounded up to the nearest whole $.01) of (A) the product of (i) the number of shares of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares then held of record by Buyer or Acquisition or any other direct or indirect subsidiary of Buyer or the Company), pro-rated for fractional shares, times (ii) the Common Stock Merger Consideration and (B) the product of (i) the number of shares of Company Preferred Stock issued and outstanding immediately prior to the Effective Time (other than shares then held of record by Buyer or Acquisition or any other direct or indirect subsidiary of Buyer or the Company), pro-rated for fractional shares, times (ii) the Preferred Stock Merger Consideration (such sum being hereinafter referred to as the "Fund"). Out of the Fund, the Disbursing Agent shall, pursuant to irrevocable instructions from the holders of Company Stock, make the payments referred to in Sections 1.06 (a) and (b) hereof, subject to the requirements of paragraph (b) of this Section 1.09. At the request of the Surviving Corporation, in its sole discretion at any time, but without any obligation to make any such request, the Disbursing Agent also may make payments, in discharge of any obligations of the Surviving Corporation pursuant to Section 262 of the Delaware Law, to holders of Company Stock who have exercised dissenters' rights pursuant to Section 262 of the Delaware Law and have not subsequently withdrawn or lost such rights as long as the payment from the Fund with respect to any Dissenting Share does not exceed the Common Stock Merger Consideration or the Preferred Stock Merger Consideration, as the case may be. The Disbursing Agent may invest portions of the Fund as Buyer or the Surviving Corporation directs, provided that all such investments shall be held as cash or in obligations of or guaranteed by the United States of America, in commercial paper obligations receiving the highest rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, or in certificates of deposit, bank repurchase agreements or bankers' acceptances of commercial banks with capital, surplus and undivided profits exceeding $500,000,000 (collectively, "Permitted Investments"), or in money market funds which are invested solely in Permitted Investments. Any net profit resulting from, or interest or income produced by, such investments shall be payable to the Surviving Corporation, and shall be remitted from time to time by the Disbursing Agent upon the request of Buyer or the Surviving Corporation. Any amount remaining in the Fund after nine months after the Effective Time may be refunded to the Surviving Corporation at its option; provided, however, that the Surviving Corporation shall be liable for any cash payments required to be made thereafter pursuant to Sections 1.06(a) and 106(b) hereof and Section 262 of the Delaware Law.

            (b) As soon as practicable after the Effective Time, the Disbursing Agent shall mail to each holder of record (other than Buyer or Acquisition or any direct or indirect subsidiary of Buyer or the Company) of a certificate or certificates (a "Certificate" or "Certificates") which immediately prior to the

Effective Time represented issued and outstanding shares of Company Stock (other than those holders who have exercised dissenters' rights pursuant to Section 262 of the Delaware Law and have not subsequently withdrawn or lost such rights), a form letter of transmittal (the "Letter of Transmittal") for return to the Disbursing Agent, and instructions for use in effecting the surrender of Certificates and to receive cash for each of such holder's shares of Company Stock pursuant to Sections 1.06(a) and 1.06(b) hereof. The Letter of Transmittal shall specify that delivery shall be effected, and risk of loss shall pass, only upon proper delivery of such Certificate or Certificates to the Disbursing Agent. The Disbursing Agent, as soon as practicable following receipt of any such Certificate or Certificates together with the Letter of Transmittal, duly executed, and any other items specified by the Letter of Transmittal, shall pay, by check or draft, to the persons entitled thereto, the sum (rounded up or down to the nearest whole $.01, with $.005 rounded up to the nearest whole $.01) of the amounts determined by (A) multiplying (i) the number of shares of Company Common Stock represented by the Certificate or Certificates so surrendered (pro-rated for fractional shares) by (ii) the Common Stock Merger Consideration and (B) multiplying (i) the number of shares of Company Preferred Stock represented by the Certificate or Certificates so surrendered (pro-rated for fractional shares) by (ii) the Preferred Stock Merger Consideration. All of the foregoing payments shall be subject to any required withholding of taxes by the Surviving Corporation. No interest will be paid or accrued on the cash payable upon the surrender of the Certificate or Certificates. If payment is to be made to a person other than the person in whose name the Certificates surrendered are registered, it shall be a condition of payment that the Certificates so surrendered shall be properly endorsed or otherwise in proper form for transfer and that the person requesting the payment shall pay any transfer or other taxes required by reason of the payment to a person other than the registered holder of the Certificates surrendered or establish to the satisfaction of the Surviving Corporation that the tax has been paid or is not applicable.

            (c) In the event any such Certificate or Certificates shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming such Certificate or Certificates to have been lost, stolen or destroyed, the amount to which such person would have been entitled under
Section 1.09(b) hereof but for failure to deliver such Certificate or Certificates to the Disbursing Agent shall nevertheless be paid to such person, provided that the Surviving Corporation may, in its sole discretion and as a condition precedent to such payment, require such person to give the Surviving Corporation a written indemnity agreement in form and substance reasonably satisfactory to the Surviving Corporation and, if reasonably deemed advisable by the Surviving Corporation, a bond in such sum as the Surviving Corporation may direct as indemnity against any claim that may be had against Buyer or the Surviving Corporation with respect to the Certificate or Certificates alleged to have been lost, stolen or destroyed.

            1.10 No Further Rights or Transfers. At and after the Effective Time, all shares of Company Stock issued and outstanding immediately prior to the Effective Time (including without limitation fractional shares) shall be canceled and cease to exist, and each holder of a Certificate or Certificates that represented shares of Company Stock issued and outstanding immediately prior to the Effective Time shall cease to have any rights as a stockholder of the Company with respect to the shares of Company Stock represented by such Certificate or Certificates, except for the right to surrender such holder's Certificate or Certificates in exchange for the payment provided pursuant to Sections 1.06(a) and 1.06(b) hereof or to perfect such holder's right to receive payment for such holder's shares pursuant to Section 262 of the Delaware Law and
Section 1.07 hereof if such holder has validly exercised and not withdrawn or lost such holder's right to receive payment for such holder's shares pursuant to
Section 262 of the Delaware Law,
and no transfer of shares of Company Stock issued and outstanding immediately prior to the Effective Time shall be made on the stock transfer books of the Surviving Corporation.

                                   ARTICLE II

                    COVENANTS, CONDUCT AND TRANSACTIONS PRIOR
                              TO THE EFFECTIVE TIME

            2.01 Operation of Business of the Company Between the Date of this Agreement and the Effective Time. From the date of this Agreement through the Effective Time:

            (a) The Company will use its best efforts to preserve intact in all material respects its business organization and that of its subsidiaries, keep available to itself and to the Surviving Corporation the services of the present officers and key employees of the Company and its subsidiaries set forth in
Section 2.01(a) of the Disclosure Schedule of the Company dated the date hereof (the "Disclosure Schedule"), a copy of which has been delivered to Buyer and Acquisition, and preserve for itself and for the Surviving Corporation the present relationships of the Company and its subsidiaries with entities and persons having significant business dealings with the Company or its subsidiaries.

            (b) The Company shall, and shall cause its subsidiaries to, except as otherwise consented to in writing by Buyer, conduct its business and operations in the ordinary course of business.

            (c) Except as required in connection with the Merger or as otherwise consented to in writing by Buyer, the Company shall not (i) amend its Certificate of Incorporation or By-Laws, (ii) increase or decrease the number of authorized shares of its capital stock, as set forth in Section 6.01(b) hereof,
(iii) split, combine or reclassify any shares of its capital stock or make any other changes in its equity capital structure (other than the issuance of shares of Company Common Stock upon exercise of Options or Warrants heretofore granted by the Company in accordance with their terms or the conversion of outstanding Company Preferred Stock in accordance with the terms thereof), (iv) purchase, redeem or cancel for value, directly or indirectly, any shares of its capital stock or any Options, Warrants or other rights to purchase any such capital stock or any capital stock of its subsidiaries or any securities convertible into or exchangeable for any such capital stock, except as contemplated by
Section 1.08 hereof, or (v) declare, set aside or pay any dividend or other distribution or payment in cash, stock or property in respect of shares of its capital stock, except that it may declare, set aside and pay in the ordinary course of business a regular quarterly cash dividend on Company Preferred Stock in an amount of $.9375 per share of Company Preferred Stock payable on December 15, 1997 if the Effective Time does not occur prior to December 15, 1997.

            (d) The Company shall not and shall not permit its subsidiaries to, except as otherwise consented to in writing by Buyer, (i) issue, grant, sell or pledge, or agree or propose to issue, grant, sell or pledge, any shares of capital stock of the Company or its subsidiaries (other than the issuance of shares of Company Common Stock upon exercise of Options or Warrants heretofore granted by the Company in accordance with their terms or the conversion of outstanding Company Preferred Stock in accordance with the terms thereof) or any options, rights or warrants to purchase any such capital stock or any securities convertible into or exchangeable for such capital stock, or any stock appreciation rights, performance shares or other phantom stock based upon the value of any such capital stock or designate any class or series of shares of Company Preferred Stock, (ii) purchase, lease or otherwise acquire (including without limitation acquisitions by merger, consolidation or stock or asset purchase) any assets or properties, other than those that do not individually exceed $2,000, provided that the aggregate amount of such purchases, leases and other acquisitions does not exceed $25,000, and other than inventory (including supplies) acquired in the ordinary course of business, (iii) sell, lease, encumber, mortgage or otherwise dispose of any material assets or properties, except that the Company and its subsidiaries may sell, lease, encumber, mortgage or otherwise dispose of assets or properties in the ordinary course of business that are not material to the Company and its subsidiaries, taken as a whole, and except for the continuing security interest of the lender under the Company's existing revolving line of credit agreement, (iv) waive, release, grant or transfer any rights of value or modify or change in any material respect any existing license, contract or other document or agreement, other than in the ordinary course of business and in a manner that does not have a material adverse effect on the business, operations, results of operations, properties, assets, prospects or condition, financial or otherwise, of the Company and its subsidiaries, taken as a whole (a "Material Adverse Effect"), (v) incur any indebtedness for money borrowed other than indebtedness of the Company to its wholly-owned subsidiaries or of a wholly-owned subsidiary to the Company or its other wholly-owned subsidiary and other than indebtedness incurred in the ordinary course of business for working capital purposes (including, without limitation, as permitted indebtedness, borrowings in the ordinary course of business for working capital purposes under the Company's existing revolving line of credit) that, except as disclosed in
Section 2.01(d) of the Disclosure Schedule, is prepayable at any time without penalty or premium or incur any purchase money indebtedness for fixed assets or enter into any capitalized lease, (vi) incur any other liability or obligation (except of the Company to its wholly-owned subsidiaries or of a wholly-owned subsidiary to the Company or its other wholly-owned subsidiary), other than in the ordinary course of business, or assume, guarantee, endorse (other than endorsements of checks in the ordinary course of business) or otherwise as an accommodation become responsible for the obligations of any other individual or entity (except of the Company with respect to obligations of its wholly-owned subsidiaries or of a wholly-owned subsidiary with respect to obligations of the Company or its other wholly-owned subsidiary), (vii) except as otherwise required by this Agreement, enter into any new employee benefit plan, program or arrangement, or any new employment, severance or consulting agreement, amend any existing employee benefit plan, program or arrangement, or any existing employment, severance or consulting agreement, or, except as disclosed in
Section 2.01(d) of the Disclosure Schedule, grant any increases in compensation or benefits, (viii) adopt any collective bargaining agreement, (ix) enter into any other transaction, other than in the ordinary course of business and consistent with past practices, (x) make any tax election or settle or compromise any material federal, state, local or foreign income tax liability,
(xi) change any accounting principles used by it, unless required by generally accepted accounting principles, (xii) settle any litigation or proceedings other than those arising in the ordinary course of business, the settlement of which would not have a Material Adverse Effect or (xiii) enter into any contract, agreement, commitment or arrangement with respect to any of the foregoing.

            2.02 Stockholders' Meeting; Proxy Material.

            (a) The Company shall cause a meeting of its stockholders to be duly called and held as soon as reasonably practicable after the execution of this Agreement for the purpose of voting on the adoption of this Agreement. The Board of Directors of the Company shall recommend approval and adoption of this Agreement by the Company's stockholders. The Company shall use its best efforts consistent with applicable legal requirements to solicit proxies in connection with a meeting of stockholders called pursuant to this Section 2.02(a) and shall solicit such proxies in favor of such approval and adoption and take all other action necessary to attempt to secure the stockholder approval required to effect the Merger under applicable law. Simultaneously with the execution of this Agreement, each of Carl T. Wolf and Marion F. Wolf have entered into a Voting Agreement dated the date hereof with Buyer, pursuant to which they have granted to Ronald O. Ostby and Thomas A. Verdoorn, with full power of substitution, an irrevocable proxy (collectively the "Irrevocable Proxies") to vote all shares of Company Common Stock held of record by such stockholder (or over which such stockholder has voting power, by contract or otherwise) to approve and adopt this Agreement and the Merger.

            (b) The Company will prepare, and file with the Securities and Exchange Commission (the "SEC"), a proxy statement, together with a form of proxy, with respect to the stockholders meeting described in Section 2.02(a) (such proxy statement, together with any amendments thereof or supplements thereto, being herein called the "Proxy Statement"). The Company (i) will use its best efforts to have the Proxy Statement cleared by the SEC as soon as reasonably practicable, if such clearance is required, (ii) will as soon as reasonably practicable thereafter mail the Proxy Statement to stockholders of the Company and (iii) will otherwise comply in all material respects with all applicable legal requirements in respect of such meeting. The Company shall notify Buyer promptly of the receipt of any comments from the SEC or its staff and any request by the SEC or its staff for amendments or supplements to the Proxy Statement or for additional information and will supply Buyer with copies of all correspondence between the Company and its representatives, on the one hand, and the SEC or its staff, on the other hand, with respect to the Proxy Statement or the Merger. Prior to filing the Proxy Statement with the SEC, the Company shall provide reasonable opportunity for Buyer to review and comment upon the contents of the Proxy Statement and shall not include therein any information to which counsel to Buyer shall reasonably object (unless counsel to the Company shall reasonably determine that such information should be included consistent with applicable legal principles) or omit therefrom any information which counsel to Buyer shall reasonably request. If at any time prior to the meeting of the stockholders of the Company contemplated by this Section 2.02, any event relating to the Company or any of its subsidiaries, officers or directors is discovered by the Company which should be set forth in an amendment or supplement to the Proxy Statement, the Company shall promptly so inform Buyer. The Proxy Statement shall contain the recommendation of the Board of Directors of the Company and the Special Committee in favor of the Merger and that the stockholders vote for and adopt the Merger and this Agreement.

            2.03 No Shopping.

            (a) From the date hereof until the termination of this Agreement, the Company will not, and will not permit any officer, director, employee, investment banker or other agent or any subsidiary of the Company to, directly or indirectly (i) take any action to seek, initiate or solicit any offer from any person, entity or group to acquire any shares of capital stock of the Company or its subsidiaries, to merge or consolidate with the Company or its subsidiaries, or to otherwise acquire any significant portion of the assets of the Company and its subsidiaries, taken as a whole, except for acquisitions solely of inventory in the ordinary course of business (a "Third Party Acquisition Offer"), or (ii) except to the extent otherwise required by their fiduciary obligations under applicable law, based upon the advice of outside counsel to the Company, engage in negotiations or discussions concerning a Third Party Acquisition Offer or the business or assets of the Company or its subsidiaries with, or disclose financial information relating to the Company or its subsidiaries, or any confidential or proprietary trade or business information relating to the business of the Company or its subsidiaries to, or afford access to the properties, books or records of the Company or its subsidiaries to, any third party that may be considering a Third Party Acquisition Offer; provided, however, that if the officers or directors of the Company shall be required by their fiduciary obligations under applicable law, based upon the advice of outside counsel to the Company, to enter into any such negotiations or discussions, disclose any such information or afford any such access to any third party, the Company may do so only if (A) the Board of Directors of the Company is advised by one or more of its financial advisors that the third party has the financial resources to consummate a Superior Acquisition, as defined in paragraph (c) below, and the Board of Directors of the Company determines that the third party is likely to submit a bona fide Third Party Acquisition Offer to consummate a Superior Acquisition; (B) the Company has provided Buyer, as soon as reasonably practicable and in any event prior to such discussions, negotiations, disclosure or access, notice of the Company's intent to enter into such discussions or negotiations, to supply information and/or to provide access, the identity of such third party and, as soon as reasonably practicable after such terms are known by the Company, the terms of the Third Party Acquisition Offer; and (C) such third party has signed and delivered to the Company a confidentiality agreement substantially in the form of the Confidentiality Agreement referred to in Section 2.12. The Company will immediately cease or cause to be terminated any existing activities, discussions or negotiations with any parties conducted with respect to any of the foregoing.

            (b) The Company will orally notify Buyer immediately, followed by prompt written notice, of the receipt and the terms of any Third Party Acquisition Offer from any person, entity or group (other than from Buyer or Acquisition), or of any request for information or access, with respect to any Third Party Acquisition Offer, or any indication from any person, entity or group that it or another person, entity or group is considering making a Third Party Acquisition Offer or such a request, which notice shall include the identity of the third party.

            (c) For purposes of this Agreement, a "Superior Acquisition" is a transaction pursuant to which a tender offer is made to acquire all of the outstanding Company Stock, or a merger, consolidation or a sale of substantially all of the assets of the Company (to be followed by a complete liquidation of the Company) occurs, pursuant to which the per share tender offer price or the per share merger or consolidation price or the per share price that would be received by the stockholders in the liquidation (i) for the Company Common Stock is higher than the Common Stock Merger Consideration and (ii) for the Company Preferred Stock is higher than the Preferred Stock Merger Consideration.

            2.04 Access to Information. The Company will give Buyer and Acquisition, and their respective counsel, financial advisors, auditors and other authorized representatives, full access to the offices (including a work area for the use of Buyer, Acquisition and their authorized representatives), properties, employees, books and records of the Company and its subsidiaries at all reasonable times upon reasonable notice, and will instruct the employees, counsel, financial advisors and auditors of the Company and its subsidiaries to cooperate in all reasonable respects with Buyer, Acquisition and each such representative in its investigation of the business of the Company and its subsidiaries, provided that no investigation pursuant to this Section 2.04 shall affect any representation or warranty given by the Company to Buyer and Acquisition hereunder. The Company will confer from time to time with Buyer at Buyer's request to discuss the status of the operations of the Company and its subsidiaries.

            2.05 Amendment of Company's Employee Plans. The Company will, effective at or immediately prior to the Effective Time, cause any Employee Plans (as hereinafter defined) which it may have to be amended, to the extent, if any, reasonably requested by Buyer, for the purpose of permitting the Employee Plans to continue to operate in conformity with the Employee Retirement Income Security Act of 1974, as amended, and the regulations adopted pursuant thereto ("ERISA"), and the Internal Revenue Code of 1986 and the rules and regulations adopted pursuant thereto (the "Code"), subsequent to the Merger.

            2.06 Stock Options and Warrants. At or immediately prior to the Effective Time, the Company shall use its best efforts to cause each then outstanding Option and Warrant (whether or not such Option or Warrant is then exercisable) to be canceled in respect of a cash payment by the Company equal to the Purchase Price Settlement Amount for such Option or Warrant, subject to all applicable tax withholding. The Company shall, prior to the Effective Time, take such action as may be necessary to effect the foregoing and shall comply with all requirements regarding income tax withholding in connection with the foregoing.

            2.07 Best Efforts. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its best efforts consistent with applicable legal requirements to take, or cause to be taken, all action, and to do, or cause to be done, all things reasonably necessary or proper and advisable under applicable laws and regulations to ensure that the conditions set forth in Article III hereof are satisfied and to consummate and make effective, in the most expeditious manner reasonably practicable, the Merger and the other transactions contemplated by this Agreement.

            2.08 Consents. Buyer and the Company each shall use their respective best efforts to obtain all material consents of third parties and governmental authorities, and to make all governmental filings, necessary for the consummation of the transactions contemplated by this Agreement. Buyer and the Company each shall as soon as practicable file a Pre-Merger Notification and Report Form under the Hart Scott Rodino Antitrusts Improvements Act (the "HSR Act") with the Federal Trade Commission (the "FTC") and the Antitrust Division of the Department of Justice (the "Antitrust Division") and shall use their respective best efforts to respond as promptly as reasonably practicable to all inquiries received from the FTC or the Antitrust Division for additional information or documentation.

            2.09 Public Announcements. Except as hereinafter provided in this
Section 2.09, Buyer and the Company will consult with each other before issuing any press release or otherwise making any public statements prior to the Effective Time with respect to the Merger or the other transactions contemplated hereby and shall not issue any such press release or make any such public statement prior to receiving the consent of the other party, which consent will not be unreasonably withheld or delayed.

Nothing stated herein shall prohibit any party from making a press release or other statement required by law or by obligations pursuant to any listing agreement with any automated interdealer quotation system if the party making the disclosure has first consulted with the other parties hereto, and nothing stated herein shall prohibit Buyer, after or concurrently with the first public disclosure by the parties regarding this Agreement, from mailing information to its members regarding the Merger or the other transactions contemplated hereby after prior consultation with the Company.

            2.10 Notification of Certain Matters. The Company will give prompt notice, as soon as reasonably practicable, to Buyer and Acquisition of the occurrence or non-occurrence of any event (i) which has had or is reasonably likely to have a Material Adverse Effect, (ii) which has caused any representation or warranty of the Company contained in this Agreement to be untrue or inaccurate in any material respect or (iii) which has caused any failure of the Company to comply in all material respects with or satisfy in all material respects any covenant, condition or agreement to be complied with or satisfied under this Agreement; provided, however, that the delivery of any notice pursuant to this Section 2.10 will not limit or otherwise affect the remedies available under this Agreement to Buyer or limit the rights of the Company under this Agreement.

            2.11 Certain Resignations. The Company will use all reasonable efforts to assist Buyer in procuring the resignation, effective as of the Effective Time, of all of the members of the Boards of Directors of the Company and the Company's subsidiaries and of all officers of the Company and the Company's subsidiaries as such officers; provided, however, that those persons resigning as officers of the Company and the Company's subsidiaries shall continue as employees thereof until such employment is terminated.

            2.12 Confidentiality Agreement. The Confidentiality Agreement between the Company and Buyer dated April 17, 1997, shall remain in full force and effect until the Effective Time. Until the Effective Time, the Company and Buyer agree to comply with the terms of such Confidentiality Agreement.

            2.13 Write-Off of Note Receivable. Prior to the Effective Time, the Company will write-off in its entirety on the books and the most recent balance sheet of the Company the principal amount of, and any accrued interest on, the promissory note of Mountain Farms, Inc. to the Company in the principal amount of $1,675,948.

                                   ARTICLE III

                              CONDITIONS OF MERGER

            3.01 Conditions to the Obligations of Buyer and Acquisition to Effect the Merger. The obligations of Buyer and Acquisition to effect the Merger shall be subject to the fulfillment at or prior to the Effective Time of the following conditions, any one or more of which (except for the condition set forth in Section 3.01(b)) may be waived by Buyer and Acquisition:

            (a) Accuracy of Representations and Warranties; Compliance with Covenants. The representations and warranties of the Company contained in
Section 6.01 of this Agreement shall be true and correct in all material respects (i) as of the date of this Agreement, and (ii) immediately prior to the Effective Time with the same effect as if such representations and warranties had been made immediately prior to the Effective Time, except to the extent that any and all inaccuracies in any representations and warranties, other than those in the first sentence of Section 6.01(a) and those in Section 6.01(b) and Section 6.01(c), that were true and correct on the date of this Agreement but were inaccurate immediately prior to the Effective Time have not had, and are not reasonably likely to have, individually or in the aggregate, a Material Adverse Effect (provided that, for purposes of this clause
(ii), any representation or warranty in Section 6.01 that is qualified by Material Adverse Effect language shall be read solely for purposes of this
Section 3.01(a)(ii) as if such language (other than the last sentence of Section 6.01(c)) were not present) or impair the consummation of the transactions contemplated hereby. The Company shall have performed and complied in all material respects with the agreements and obligations contained in this Agreement required to be performed and complied with by it at or prior to the Effective Time. Buyer and Acquisition shall have received a certificate signed on behalf of the Company by an appropriate executive officer of the Company to the effects set forth in this paragraph (a).

            (b) Stockholder Approval of Agreement and Merger. This Agreement and the Merger shall have been approved and adopted at the meeting of the stockholders of the Company referred to in Section 2.02 hereof by the vote required by the Delaware Law and the Company's Certificate of Incorporation and By-Laws.

            (c) Other Corporate Action. All other corporate action on the part of the Company necessary to authorize the execution, delivery and consummation of this Agreement or any agreement or instrument contemplated hereby to which the Company is or is to be a party or the transactions contemplated hereby or thereby shall have been duly and validly taken.

            (d) Absence of Litigation, Injunctions. There shall not be threatened, instituted or pending any suit, action, investigation, inquiry or other proceeding by or before any court or governmental or other regulatory or administrative agency or commission requesting an order, judgment or decree (except those in which Buyer or Acquisition is a plaintiff directly or derivatively) which, in the reasonable judgment of Buyer would, if issued, be reasonably likely to restrain or prohibit the consummation of the transactions contemplated hereby or require rescission of this Agreement or such transactions or result in material damages to Buyer, Acquisition or the Surviving Corporation if the transactions contemplated hereby are consummated, and there shall not be in effect any injunction, writ, preliminary restraining order or any order of any nature issued by a court or governmental agency of competent jurisdiction directing that the transactions contemplated hereby not be consummated as so provided or any statute, rule or regulation enacted or promulgated that makes consummation of the transactions contemplated hereby illegal.

            (e) Absence of Material Adverse Effect. There shall not have been, since December 31, 1996 (i) any damage, destruction or loss, whether covered by insurance or not, that has had, or is reasonably likely to have, a Material Adverse Effect; (ii) any suit, action, investigation, inquiry or other proceeding by or before any court or governmental or other regulatory or administrative agency or commission requesting an order, judgment or decree (except those in which Buyer or Acquisition is a plaintiff directly or derivatively) which, in the reasonable judgment of Buyer, would be reasonably likely, if issued, to have a Material Adverse Effect; or (iii) any other event or condition (financial or otherwise) of any character or any operations or results of operations that has had, or is reasonably likely to have, a Material Adverse Effect.

            (f) Opinion. Buyer and Acquisition shall have received from local counsel to the Company (which counsel shall be satisfactory to Buyer), and Kramer, Levin, Naftalis & Frankel, special counsel to the Company, their opinion letters, dated the date of the Effective Time, containing the opinions in substantially the forms of Exhibit A-1 and A-2 hereto, respectively.

            (g) Consents. The Company, Buyer and Acquisition shall have received all federal, state, local and foreign governmental consents, if any, and all material consents of any private persons, necessary to execute and deliver this Agreement, to consummate the transactions contemplated herein and to conduct the business of the Company after the Effective Time in essentially the same manner as it was conducted prior to the Effective Time, and all waiting periods specified by law shall have expired or terminated. Without limiting the generality of the foregoing, all filings required prior to the Merger under the HSR Act shall have been made and all applicable waiting periods under the HSR Act shall have expired or been terminated.

            (h) Dissenting Shares. The holders of not more than 5% of the issued and outstanding Company Stock (which percentage shall be calculated by determining (i) the sum of the number of Dissenting Shares constituting Company Common Stock and the number of shares of Company Common Stock into which the Dissenting Shares constituting Company Preferred Stock are convertible immediately prior to the Effective Time as a percentage of (ii) the sum of the number of issued and outstanding shares of Company Common Stock and the number of shares of Company Common Stock into which the issued and outstanding Company Preferred Stock is convertible immediately prior to the Effective Time) shall have taken such action prior to or at the time of the stockholders' vote as is necessary as of that time to entitle them to the statutory dissenters' rights referred to in Section 1.07 hereof.

            (i) Cancellation of Options and Warrants. Except for Options and Warrants, entitling the holders thereof to purchase, in the aggregate, up to a maximum of 10,000 shares of Company Common Stock, the Company shall have obtained the written cancellation of all Options and Warrants from the holders thereof and shall have paid the Purchase Right Settlement Amount for each such Option and Warrant entitled to such payment as provided in Section 1.08 of this Agreement.

            (j) Title Insurance. The Company shall have provided to Buyer and Acquisition standard owner's policies of title insurance in amounts reasonably acceptable to Buyer and Acquisition covering each parcel of real property owned by the Company or its subsidiaries. Such policies or the latest endorsements thereof shall show, as of a date no more than five days prior to the Closing (as hereinafter defined), that the Company or one of its subsidiaries has title in fee simple to all such real property, shall delete all standard exceptions and shall not show any material inaccuracy in any representation made with respect to such real property in Section 6.01(h) hereof.

            (k) Non-Compete Agreements. Buyer and Carl T. Wolf shall have entered into a non-compete agreement substantially in the form of Exhibit B hereto, and Buyer and Marion F. Wolf shall have entered into a non-compete agreement substantially in the form of Exhibit C hereto.

            (l) Cancellation of Subsidiary Option and Put Right. The Company shall have obtained the termination, effective as of the Effective Time, of the Stock Option Agreement, Put Option Agreement and Shareholders Agreement, each dated as of January 1, 1995 (as amended to the date hereof, collectively referred to as the "Meyers Agreements"), between MCT Dairies, Inc. and Kenneth
E. Meyers (and, in the case of certain of the Meyers Agreements, the Company) in exchange for a cash payment to Kenneth E. Meyers in an amount not to exceed the amount calculated pursuant to the formula set forth in Section 3 of the Put Option Agreement, assuming that all shares subject to the Stock Option Agreement had been purchased, less an amount equal to the purchase price per share under the Stock Option Agreement multiplied by such number of shares.

            (m) Employment Agreements. The Company and each of Messrs. Dominick Gonella, Arthur Karmel, George S. Wenger, David Horowitz, Michael Kelly and Marysusan Fitzsimmons shall have entered into an agreement, in form satisfactory to Buyer and effective as of the Effective Time, acknowledging the Company's right to terminate such employee without cause during the first six months after the Effective Time. MCT Dairies, Inc. and Kenneth E. Meyers shall have entered into an agreement, in form reasonably satisfactory to Buyer and effective as of the Effective Time, terminating the existing employment agreement between MCT Dairies, Inc. and Mr. Meyers.

            3.02 Conditions to the Obligations of the Company to Effect the Merger. The obligations of the Company to effect the Merger shall be subject to the fulfillment at or prior to the Effective Time of the following conditions, any one or more of which (except for the condition set forth in Section 3.02(b)) may be waived by the Company:

            (a) Accuracy of Representations and Warranties, Compliance with Covenants. The representations and warranties of Buyer and Acquisition contained in Section 6.02 of this Agreement shall be true and correct in all material respects immediately prior to the Effective Time with the same effect as if such representations and warranties had been made immediately prior to the Effective Time; Buyer and Acquisition each shall have performed and complied in all material respects with the agreements and obligations contained in this Agreement required to be performed and complied with by them at or prior to the Effective Time; and the Company shall have received a certificate signed on behalf of Buyer by an appropriate executive officer of Buyer to the effects set forth in this paragraph (a).

            (b) Stockholder Approval of Agreement and Merger. This Agreement and the Merger shall have been adopted at the meeting of the stockholders of the Company referred to in Section 2.02 hereof by the vote required by the Delaware Law and the Company's Certificate of Incorporation and By-Laws.

            (c) Corporate Action. All corporate action on the part of Buyer and Acquisition necessary to authorize the execution, delivery and consummation of this Agreement or any agreement or instrument contemplated hereby to which Buyer or Acquisition is or is to be a party or the transactions contemplated hereby or thereby shall have been duly and validly taken.

            (d) Absence of Litigation, Injunction. There shall not be threatened, instituted or pending any suit, action, investigation, inquiry or other proceeding by or before any court or governmental or other regulatory or administrative agency or commission requesting an order, judgment or decree (except those in which the Company is a plaintiff directly or derivatively) which, in the reasonable judgment of the Company, would, if issued, be reasonably likely to restrain or prohibit the consummation of the transactions contemplated hereby or require rescission of this Agreement or such transactions or result in material damages to the Company, and there shall not be in effect any injunction, writ, preliminary restraining order or any order of any nature issued by a court or governmental agency of competent jurisdiction directing that the transactions contemplated hereby not be consummated as so provided or any statute, rule or regulation enacted or promulgated that makes consummation of the transactions contemplated hereby illegal.

            (e) Opinion. The Company shall have received from Thuy-Nga T. Vo, counsel to Buyer and Acquisition, and Faegre & Benson LLP, special counsel to Buyer and Acquisition, their opinion letters, dated the date of the Effective Time, containing the opinions in substantially the forms of Exhibit D-1 and D-2 hereto, respectively.

            (f) HSR Act. All filings required prior to the Merger under the HSR Act shall have been made and all applicable waiting periods under the HSR Act shall have expired or been terminated.

                                   ARTICLE IV

                                     CLOSING

            4.01 Time and Place. Subject to the provisions of Articles III and V hereof, the closing (the "Closing") of the transactions contemplated hereby shall take place at the offices of Faegre & Benson LLP on the same business day as, and promptly following, the meeting of stockholders referred to in Section
2.02 hereof or at such other place or at such other time as Buyer and the Company may mutually agree upon for the Closing to take place.

            4.02 Deliveries at the Closing. Subject to the provisions of Articles III and V hereof, at the Closing:

            (a) There shall be delivered to Buyer, Acquisition and the Company the opinions, certificates, and other documents and instruments the delivery of which is contemplated under Article III hereof;

            (b) Acquisition and the Company shall cause the Certificate of Merger to be filed as provided in Section 1.03 hereof and shall take any and all other lawful actions and do any and all other lawful things necessary to cause the Merger to become effective; and

            (c) Subject to the rights of the Surviving Corporation to receive a refund of amounts remaining in the Fund nine months after the Effective Time under Section 1.09 hereof, Buyer or Acquisition shall irrevocably deposit with the Disbursing Agent the amount designated as the Fund in Section 1.09 hereof.

                                    ARTICLE V

                           TERMINATION AND ABANDONMENT

            5.01 Termination. This Agreement may be terminated and the Merger and the other transactions contemplated herein may be abandoned at any time prior to the Effective Time whether before or after approval of the Merger by the stockholders of the Company and Acquisition:

            (a) by mutual written consent of Buyer, Acquisition and the Company;

            (b) by Buyer, Acquisition or the Company, if the Merger shall not have been consummated on or before March 1, 1998, which date may be extended by mutual agreement of Buyer, Acquisition and the Company, unless such failure of consummation shall be due to failure by the party seeking to terminate this Agreement to comply in all material respects with the terms, covenants and agreements contained in this Agreement;

            (c) by Buyer or Acquisition, if (i) any of the conditions set forth in Section 3.01 hereof shall become impossible to fulfill other than for reasons totally within the control of Buyer or Acquisition, and shall not have been waived pursuant to Section 8.03 hereof, or (ii) the stockholders of the Company shall fail to approve and adopt this Agreement and the Merger by the vote required by the Delaware Law and the Company's Certificate of Incorporation and By-Laws at the first meeting of stockholders called for that purpose or any adjournment thereof;

            (d) by the Company, if any of the conditions set forth in Section
3.02 hereof shall become impossible to fulfill other than for reasons totally within the control of the Company, and shall not have been waived pursuant to
Section 8.03 hereof;

            (e) by the Company, if the Company receives a bona fide Third Party Acquisition Offer which constitutes a Superior Acquisition and which Third Party Acquisition Offer the Board of Directors of the Company or the Special Committee accepts, approves or recommends; or

            (f) by Buyer or Acquisition, if the Board of Directors of the Company fails to call or hold a special meeting of stockholders or to conduct the vote to approve and adopt this Agreement and the Merger at the special meeting or any adjournment thereof or if the Board of Directors of the Company or the Special Committee fails to recommend the Merger to the Company's stockholders, withdraws or qualifies such recommendation or its approval of this Agreement or the Merger once given or takes any position or action that is inconsistent with such recommendation or accepts, recommends or approves a Third Party Acquisition Offer, whether or not as a result of the Board's or the Special Committee's exercise of its fiduciary duties.

            5.02 Procedure and Effect of Termination. In the event of termination and abandonment of the Merger by one or more of the Company, Buyer or Acquisition pursuant to Section 5.01 hereof, written notice thereof shall forthwith be given to the other parties hereto and this Agreement shall terminate and the Merger shall be abandoned without further action by any of the parties hereto. If this Agreement is terminated as provided herein, no party hereto shall have any liability or further obligation to any other party to this Agreement except as stated in Section 8.04 hereof or except with respect to a material breach by a party to this Agreement of any representation, warranty or covenant contained in this Agreement.

                                   ARTICLE VI

                         REPRESENTATIONS AND WARRANTIES

            6.01 Representations and Warranties of the Company. The Company warrants and represents to Buyer and Acquisition, and their respective successors and assigns, as follows:

            (a) Corporate Organization and Qualification. Each of the Company and its subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation and has the requisite corporate power and authority to own, lease and operate all of its properties and assets and to carry on its business as it is now being conducted. Each of the Company and its subsidiaries is duly qualified as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, operated or leased, or the nature of its activities, makes such qualification necessary, except such jurisdictions where failure to be so qualified would not, individually or in the aggregate, have a Material Adverse Effect. The Company has delivered to Buyer and Acquisition a certified copy of its Certificate of Incorporation and its By-Laws and copies of all similar organizational documents and By-Laws of its subsidiaries. Each such copy is complete and correct.

            (b) Capitalization. The authorized capital stock of the Company at the date hereof consists of 10,000,000 shares of Company Common Stock and 1,000,000 shares of Company Preferred Stock. On the date hereof, 5,227,657 shares of Company Common Stock were issued and outstanding and 106,606 shares of Company Common Stock were held in the treasury of the Company. Of the 1,000,000 shares of authorized Company Preferred Stock, the Board of Directors of the Company has designated 60,000 shares as Series A 7.50% Cumulative Convertible Preferred Stock, of which, on the date hereof, 45,000 shares were issued and outstanding and no shares were held in the treasury of the Company. The Board of Directors of the Company has made no other designations of any series of Company Preferred Stock. Except as set forth above in this Section 6.01(b), the Company has no other issued or outstanding shares of capital stock. There are no outstanding subscriptions, options, warrants, or other rights to purchase Company Stock or any other capital stock or other equity securities of the Company or its subsidiaries or any calls or other agreements or commitments by which the Company or its subsidiaries are bound in respect of the Company Stock or other capital stock or other equity securities of the Company or its subsidiaries, whether issued or unissued, and no outstanding securities are convertible into or exchangeable for any such capital stock or other equity securities, except (i) Options to purchase up to an aggregate of 898,932 shares of Company Common Stock granted to the officers and employees of the Company and its subsidiaries and others listed in Section 6.01(b) of the Disclosure Schedule for the respective number of shares at the respective exercise prices listed therein beside their names, (ii) Warrants to purchase up to an aggregate of

125,003 shares of Company Common Stock granted to the persons listed in Section 6.01(b) of the Disclosure Schedule for the respective number of shares at the respective exercise prices listed therein beside ther names, (iii) the 45,000 shares of Company Preferred Stock which are convertible into Company Common Stock pursuant to a formula under which each share of Company Preferred Stock can be converted into a number of shares of Company Common Stock equal to (A) $50.00 plus an amount equal to all accrued and unpaid dividends on a share of Company Preferred Stock to the date fixed for conversion, divided by (B) $7.375 per share and (iv) the option and put rights of Kenneth E. Meyers contained in the Meyers Agreements to purchase and sell shares of common stock of MCT Dairies, Inc. There are no stock appreciation rights or phantom stock rights or performance shares outstanding with respect to the Company or any of its subsidiaries. All of the outstanding shares of capital stock of the Company and its subsidiaries are validly issued, fully paid and nonassessable. Except as set forth in Section 6.01(b) of the Disclosure Schedule, the Company has no subsidiaries except MCT Dairies, Inc. and Dakota Farms Cheese, Inc., 100% of the outstanding capital stock of each of which is owned by the Company, and Alpine Lace Fresh Deli- Express, Inc., 75% of the outstanding capital stock of which is owned by the Company, and in each case such capital stock is owned free and clear of all restrictions and encumbrances other than restrictions on transfer imposed by federal and state securities laws, and the Company owns no other equity securities of or equity interest in any other entity. None of the outstanding shares of capital stock of the Company or any of its subsidiaries or the Options or the Warrants were granted in violation of preemptive or similar rights. No Preferential Dividend Non-Payment, as defined in the certificate of designation establishing the Series A 7.50% Cumulative Convertible Preferred Stock of the Company, has occurred and no accrued or cumulative dividends on such Company Preferred Stock remain unpaid other than dividends that first accrued after September 15, 1997. There are no voting trusts or other agreements or understandings to which the Company or any of its subsidiaries is a party or of which the Company otherwise has knowledge with respect to the voting of capital stock of the Company.

            (c) Authority. The Company has the corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement by the Company have been duly and effectively authorized by the Special Committee and the Board of Directors of the Company, and, except for approval of this Agreement by the stockholders of the Company as provided in Section 3.01(b) hereof, no further corporate action is necessary on the part of the Company to authorize the consummation of the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the Company and constitutes the valid and binding agreement of the Company, enforceable against the Company in accordance with its terms. Notwithstanding anything stated herein, the consummation of the Merger is subject to the satisfaction of the conditions set forth in Section 3.02 hereof. Except as disclosed in Section 6.01(c) of the Disclosure Schedule, neither the execution and delivery of this Agreement by the Company, nor the consummation by the Company or its subsidiaries of the transactions contemplated hereby, (i) will conflict with or result in a breach of the Certificate of Incorporation or By-Laws, as currently in effect, of the Company or any of its subsidiaries, or (ii) require the consent or approval of any governmental authority having jurisdiction over any of the business or assets of the Company or any of its subsidiaries, or result in a breach of, or constitute a default or an event which, with the passage of time or the giving of notice or both would constitute a default, give rise to a right of termination, cancellation or acceleration, create any entitlement to any payment or benefit (except as expressly contemplated by this Agreement), or require notice to or the consent of any third party (except the filing and expiration or termination of the applicable waiting periods under the HSR

Act) or result in the creation of any lien on the assets of the Company or its subsidiaries under, any other instrument, contract or agreement to which the Company or any of its subsidiaries is a party or by which any of them or any of their properties or assets may be bound, excluding from the foregoing clause
(ii) any consents, approvals, breaches, defaults or rights of termination, cancellation or acceleration or entitlements or notices or liens which, either individually or in the aggregate, are not reasonably likely to have a Material Adverse Effect or to impair the Company's ability to consummate the Merger or the other transactions contemplated hereby.

            (d) No Proceedings. Neither the execution and delivery of this Agreement by the Company, nor the consummation by the Company or its subsidiaries of the transactions contemplated hereby, are being challenged by or are the subject of any pending or, to the knowledge of the Company, threatened litigation or governmental investigation or proceeding as of the date of this Agreement, or will violate any order, writ, injunction, decree, statute, rule or regulation presently applicable to the Company or any subsidiaries or any of their material properties or assets.

            (e) Securities Reports. (i) The Company has heretofore delivered to the Buyer and Acquisition, in the form filed with the SEC, its (x) Annual Report on Form 10-K for each of the fiscal years ended December 31, 1993 through 1996, inclusive, (y) all proxy statements relating to the Company's meetings of stockholders (whether annual or special) held since May 1, 1993, and (z) all other reports or registration statements and all other filings (including amendments to previously filed documents) made by the Company with the SEC since January 1, 1993 (collectively, the "SEC Reports"), provided, however, that the Company has not delivered to the Buyer and Acquisition any Form 10-Q Reports for periods ended on or prior to December 31, 1996. No SEC Report (including any document incorporated by reference therein) contained, as of its filing date, any untrue statement of a material fact or omitted to state any fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading and each SEC Report at the time of its filing complied as to form in all material respects with the applicable laws and rules and regulations of the SEC. Since January 1, 1993, the Company has filed in a timely manner all reports that it was required to file with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations of the SEC. Each of the consolidated financial statements contained in the SEC Reports and the consolidated balance sheet of the Company and its subsidiaries at August 31, 1997 (a copy of which has been delivered to Buyer) was prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved (except as may be indicated in the notes thereto) and each fairly presented in all material respects the consolidated assets, liabilities and financial position of the Company and its subsidiaries as at the respective dates thereof and, except for the period ended August 31, 1997, the consolidated results of operations and changes in financial position and changes in stockholders' equity of the Company and its subsidiaries for the periods indicated, subject in the case of interim financial statements to normal year-end adjustments and except that the interim financial statements do not contain all of the footnote disclosures required by generally accepted accounting principles and except that the Company does not accrue vacation pay.

                  (ii) The Proxy Statement will not, at the time the Proxy Statement is mailed, contain any untrue statement of a material fact, or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading and will not, at the time of the meeting of stockholders to which the Proxy Statement relates or at the Effective Time omit to state any material fact necessary to correct any statement which has become false or misleading in any earlier communication with respect to the solicitation of any proxy for such meeting; except that no representation is made by the Company with respect to statements made or incorporated by reference into the Proxy Statement based on information furnished in writing to the Company by Buyer specifically for use in the Proxy Statement. The Proxy Statement will comply as to form in all material respects with the requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

            (f) Taxes. (i) The Company has duly filed or caused to be filed all material federal, state, local, foreign and other tax returns, reports and declarations of estimated tax required to be filed by it or its subsidiaries before such filings became delinquent and has paid or established adequate reserves for the payment of all federal, state, local and foreign taxes and all other taxes, assessments, deficiencies, levies, imposts, duties, license fees, registration fees, withholdings or other similar governmental charges of every kind, character or description, and any interest, penalties or additions to tax imposed thereon (collectively, the "Taxes"), (x) shown on such returns which are due or (y) claimed by any taxing authority to be due. All such tax returns, reports and declarations of estimated tax are complete and accurate in all material respects.

                  (ii) All material amounts required to be withheld or collected by the Company or its subsidiaries for income taxes, social security taxes, unemployment insurance taxes and other employee withholding taxes have been so withheld or collected and either paid to the respective governmental authority or accrued and reserved against and entered upon the consolidated books of the Company and its subsidiaries as of the date of the most recent consolidated financial statements of the Company and its subsidiaries that have been delivered to Buyer.

                  (iii) For federal income tax purposes, all tax years ending on or before December 31, 1992 are closed or the statute of limitations has expired with respect thereto. Except as disclosed in Section 6.01(f) of the Disclosure Schedule, there is no action, suit, proceeding, audit, investigation or claim pending or, to the knowledge of the Company, threatened in respect of any Taxes for which the Company or any of its subsidiaries may become liable. No presently effective waiver of any statute of limitations with respect to any taxable year has been executed by the Company or its subsidiaries. There is no presently effective agreement, waiver or consent providing for an extension of time with respect to the assessment of any Taxes against the Company or its subsidiaries, and no presently effective power of attorney granted by the Company or any of its subsidiaries with respect to any tax matters is currently in force.

                  (iv) No property of the Company or its subsidiaries is "tax exempt use property" within the meaning of Section 168(h) of the Code.

                  (v) Except as set forth in Section 6.01(f)(v) of the Disclosure Schedule, none of the Company or any of its subsidiaries has made any payment, or is a party to any contract, agreement or arrangement which could obligate it to make any payment that would, but for the provisions of clause
(ii) of Section 280G(b)(2)(A) of the Code, constitute a "parachute payment" within the meaning of Section 280G of the Code.

                  (vi) Except as set forth in Section 6.01(f)(vi) of the Disclosure Schedule, neither the Company nor any of its subsidiaries is a party to any tax sharing agreement.

            (g) Absence of Changes. Except as set forth in Section 6.01(g) of the Disclosure Schedule, since December 31, 1996, the Company and its subsidiaries have conducted their businesses and operations in the ordinary course of business, and no transaction or event of the type restricted or prohibited by Section 2.01(c) or (d) hereof has occurred. Since December 31, 1996 through the date of this Agreement, the amount spent or committed by the Company and its subsidiaries, in the aggregate, for the purchase, lease or other acquisition of any assets or properties, including capital assets but excluding inventory (including supplies) acquired in the ordinary course of business and excluding those items disclosed in Section 6.01(g) of the Disclosure Schedule, did not exceed $25,000.

            (h) Properties. The Company and its subsidiaries have good and marketable title to all real and personal properties reflected in the Company's consolidated balance sheet dated as of December 31, 1996 or acquired by the Company and its subsidiaries after December 31, 1996 (except for inventory and obsolete equipment sold or otherwise disposed of or the collection of accounts receivable since such date in the ordinary course of business), free and clear of all mortgages, liens, pledges, charges, restrictions, encroachments, rights of third parties or other encumbrances of any kind or character, except (i) liens for current taxes not yet due and payable, (ii) inchoate mechanic"s, warehousemen"s, materialmen's or similar liens arising in the ordinary course of business, (iii) liens, encumbrances, restrictions, encroachments and easements, all with respect to tangible properties which were not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not materially detract from the value of or materially interfere with the present use of the properties subject thereto or affected thereby, or otherwise materially impair present business operations at such properties, and (iv) existing mortgages, liens and encumbrances disclosed in the Company's consolidated balance sheet dated December 31, 1996. All real property owned by the Company and its subsidiaries is listed by address in Section 6.01(h) of the Disclosure Schedule. All leases of real or material personal property to which the Company or any of its subsidiaries is a party are valid, binding and enforceable in accordance with their respective terms, subject to any bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights and except that the remedies of specific performance, injunctive and other forms of equitable relief are subject to certain tests of equity jurisdiction, equitable defenses and the discretion of the court before which any proceeding therefor may be brought, and those in effect on the date hereof have been delivered to Buyer and are listed in Section 6.01(h) of the Disclosure Schedule, and neither the Company nor its subsidiaries nor, to the knowledge of the Company, any other party thereto is in material default under or in respect of any such lease, the result of which default could have, individually or in the aggregate, together with all other such defaults, a Material Adverse Effect. The real property described in Section 6.01(h) of the Disclosure Schedule as being owned by the Company and its subsidiaries and the real property subject to the leases listed in Section 6.01(h) of the Disclosure Schedule constitute the only real property used by the Company and its subsidiaries in the conduct of their businesses. The buildings, plants, structures and equipment of the Company and its subsidiaries that are used in the operation of their respective businesses are in good operating condition and repair (ordinary wear and tear excepted) and do not encroach upon any property not owned or leased by the Company or its subsidiaries. Except as set forth in Section 6.01(h) of the Disclosure Schedule all the inventory owned by the Company and its subsidiaries, to the extent not covered by adequate reserves, is in good condition, and the finished goods inventory of the

Company and its subsidiaries is salable in the ordinary course of business.

            (i) Contracts. All Contracts (as hereinafter defined) in effect on the date hereof are valid and binding agreements of the Company or its subsidiaries in full force and effect, and neither the Company nor its subsidiaries nor, to the knowledge of the Company, any other party thereto is in default under or in respect of any such Contract, the result of which default could have, individually or in the aggregate, together with all other such defaults, a Material Adverse Effect. All such Contracts in effect on the date hereof have been delivered to Buyer and Acquisition and are listed in Section 6.01(i) of the Disclosure Schedule.

            As used herein, "Contract" shall mean any of the following agreements or contracts to which the Company or any of its subsidiaries is a party or by which any of them or their assets are bound: (i) non-compete agreements, (ii) royalty agreements and licenses (as licensor or licensee) of any material patents, trademarks, trade names, service marks, copyrights or software (other than non-negotiated licenses of generally available commercial software), (iii) agreements for the purchase or sale of products or services under which the undelivered balance of such products or services has a price in excess of $25,000, (v) agreements evidencing, securing or guaranteeing indebtedness for borrowed money, (vi) agreements with distributors, sales representatives and brokers, (vii) agreements for capital expenditures the unpaid obligations of the Company or its subsidiaries under which exceed $25,000, (viii) agreements for the purchase or sale of any business, division or subsidiary by or to the Company or its subsidiaries, (ix) agreements with officers, directors, beneficial owners of 5% or more of the outstanding Company Stock (or any ascendant, descendent, sibling or spouse of any such person) or any trust, partnership, corporation or other entity in which any of such persons has at least a 5% equity interest ("Associates"), (x) agreements entered into other than in the ordinary course of business and (xi) agreements in which the aggregate amount to be paid or received by the Company and its subsidiaries exceeds $25,000.

            (j) Intellectual Property. Section 6.01(j) of the Disclosure Schedule sets forth a true and correct list of all material patents, trademarks, trade names, service marks and copyrights, and applications therefor, which are held by any of the Company or its subsidiaries, and a listing of all recipes constituting trade secrets of the Company or its subsidiaries (the "Intellectual Property"). No patents, trademarks, trade names, service marks, copyrights or recipes are used by the Company or its subsidiaries in the conduct of their businesses except the Intellectual Property or those licensed pursuant to licenses listed in Section 6.01(i) of the Disclosure Schedule or non-negotiated licenses of generally available commercial software. The operation by the Company and its subsidiaries of their respective businesses has not infringed on any patent, trademark, trade name, service mark, copyright or recipe of any other person or entity, and none of the Company or its subsidiaries has made use of any invention, process, technique, confidential information or trade secret in violation of the rights of any other person or entity, and the Company has no knowledge of any allegations by any other person or entity to the contrary. The Company has no knowledge of any pending patent, trademark, trade name, service mark or copyright application of any other person or entity which, if issued or registered, would be infringed upon by the operations of the Company or any of its subsidiaries, in each case in a way which is reasonably likely to have a Material Adverse Effect. To the knowledge of the Company, except as set forth in
Section 6.01(j) of the Disclosure Schedule, no other person or entity is infringing in any material respect upon the Intellectual Property or is making use of any material invention, process, technique, confidential information or trade secret in violation of the rights of any of the

Company or its subsidiaries, nor would any other person or entity be infringing in any material respect upon any pending patent, trademark, trade name, service mark, copyright application or recipe of the Company or any of its subsidiaries in the event that any of the foregoing becomes registered or issued. The Company and its subsidiaries have taken all steps reasonably required to maintain the Intellectual Property, including timely payment of all fees and timely filing of all documents required under intellectual property laws and regulations, except where the failure to timely pay such fees or timely file such documents is not reasonably likely to have, individually or in the aggregate, a Material Adverse Effect. None of the Company or its subsidiaries has used or enforced, or failed
o use or enforce, any of the Intellectual Property in any manner which is reasonably likely to limit its validity or result in its invalidity, or has received any notice that any of the Intellectual Property has been declared unenforceable or otherwise invalid by any governmental entity, except where such invalidity or unenforceability is not reasonably likely to have, individually or in the aggregate, a Material Adverse Effect. Except as set forth in Section 6.01(j) of the Disclosure Schedule, no employees of the Company or any of its subsidiaries have any rights with respect to the Intellectual Property.

            (k) Undisclosed Liabilities. There are no material liabilities of the Company or its subsidiaries of any kind whatsoever, whether accrued, contingent, absolute, determined, determinable or otherwise, other than (i) liabilities disclosed or set forth in the Company's consolidated balance sheet dated December 31, 1996, (ii) liabilities incurred in the ordinary course of business since December 31, 1996 or that individually or in the aggregate are not reasonably likely to have a Material Adverse Effect, provided that the existence of any such liability does not otherwise constitute a material misrepresentation under this Agreement, (iii) liabilities under, or required to be incurred under, this Agreement, (iv) liabilities under contracts and agreements (other than those in default) set forth in Section 6.01(i) of the Disclosure Schedule or the non-disclosure of which therein does not constitute a misrepresentation under Section 6.01(i) of this Agreement, and (v) tax liabilities disclosed in Section 6.01(f) of the Disclosure Schedule or the non-disclosure of which therein does not constitute a misrepresentation under
Section 6.01(f) of this Agreement.

            (l) Litigation. Except as disclosed in Section 6.01(l) of the Disclosure Schedule, there are no claims (including product liability claims), litigation, arbitrations, administrative proceedings, abatement orders or investigations of any kind pending or, to the knowledge of the Company, threatened against the Company or its subsidiaries or any of their officers, employees or directors in connection with the business or affairs of the Company or its subsidiaries, which, if decided adversely to the Company, its subsidiaries, or such officer, employee or director, are reasonably likely to have, individually or in the aggregate, a Material Adverse Effect.

            (m) Compliance with Laws. The Company and its subsidiaries have substantially complied with, and are not in material default under or in violation of, any laws, ordinances and regulations or other governmental restrictions, orders, judgments or decrees applicable to their respective businesses, including individual products marketed by them, which default or violation is reasonably likely to have, individually or in the aggregate together with all other such defaults or violations, a Material Adverse Effect.

            (n) Licenses and Permits. All licenses, franchises, permits and other governmental authorizations of the Company and its subsidiaries are valid and sufficient for all businesses presently carried on by the Company and its subsidiaries, and the Company and its subsidiaries are not in violation of any such license, franchise, permit or other governmental authorization the result of which would be reasonably likely to have, individually or in the aggregate, together with all other such violations, a Material Adverse Effect. All such material licenses, franchises, permits and other governmental authorizations in effect on the date hereof are listed in Section 6.01(n) of the Disclosure Schedule.

            (o) Brokers; Finders. Except for the fees of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which the Company agrees to pay, there are no claims for brokerage commissions, finders' fees, investment advisory fees or similar compensation in connection with this Agreement or the transactions contemplated by this Agreement, based on any arrangement, understanding, commitment or agreement made by or on behalf of the Company or its subsidiaries, obligating the Company, Buyer or Acquisition to pay such claim.

            (p) Employee Plans. (i) Each employee pension benefit plan ("Pension Plan"), as such term is defined in Section 3 of ERISA, each employee welfare benefit plan ("Welfare Plan"), as such term is defined in Section 3 of ERISA, and each deferred compensation, bonus, incentive, stock incentive, option, stock purchase or other employee benefit plan, agreement, commitment or arrangement ("Benefit Plan") which is maintained by the Company or any of its Affiliates (as hereinafter defined) or to which the Company or any of its Affiliates contributes or is under any obligation to contribute (collectively, the "Employee Plans") has been delivered to Buyer and Acquisition and is listed in
Section 6.01(p) of the Disclosure Schedule. In addition, copies of the most recent determination letter issued by the Internal Revenue Service with respect to each Pension Plan and copies of the annual reports (Form 5500 Series) required to be filed with any governmental agency for each Pension Plan and each Welfare Plan for the three most recent plan years of each such plan have been delivered to Buyer and Acquisition.

                  (ii)The Company and each of its Affiliates have made on a timely basis all contributions or payments required to be made by them pursuant to the terms of the Employee Plans, ERISA, the Code or other applicable laws, unless such contributions or payments that have not been made are immaterial in amount and the failure to make such payments or contributions will not materially affect the Employee Plans. With respect to each Pension Plan which is subject to Title I, Subtitle B, Part 3 of ERISA (concerning "Funding"), the funding method used in connection with such Pension Plan is acceptable under ERISA and the actuarial assumptions used in connection with funding such Pension Plan, in the aggregate, are reasonable (taking into account the experience of such Pension Plan and reasonable expectations). The actuarial present value (based upon the same actuarial assumptions as those heretofore used for funding purposes) of all vested and nonvested accrued benefits (whether on account of retirement, termination, death or disability) under each such Pension Plan does not exceed the net fair market value of the assets held to fund each such Pension Plan.

                  (iii) Each Employee Plan (and any related trust or other funding instrument) has been administered in all material respects in compliance with its terms and in both form and operation is in compliance in all material respects with the applicable provisions of ERISA, the Code and other applicable laws and regulations, and all reports required to be filed with any government agency with respect to each Pension Plan and each Welfare Plan have been timely filed. The Company has no knowledge of facts that would cause the Internal Revenue Service to disqualify any Pension Plan which is intended to be a tax-qualified plan under Section 401(a) of the Code.

                  (iv) There are no inquiries or proceedings pending or, to the knowledge of the Company, threatened by the Internal Revenue Service, the U.S. Department of Labor, the Pension Benefit Guaranty Corporation (the "PBGC"), or any participant or beneficiary with respect to any Employee Plan or any other plan in the past maintained by the Company or any of its Affiliates or to which the Company or any of its Affiliates have ever been under an obligation to contribute. Neither the Company nor, to the knowledge of the Company, any plan fiduciary of any Pension Plan or Welfare Plan has engaged in any transaction in violation of Section 406(a) or (b) of ERISA (for which no exemption exists under Section 408 of ERISA) or any "prohibited transaction" (as defined in Section 4975(c)(1) of the Code) for which no exemption exists under Section 4975(c)(2) or 4975(d) of the Code, or is subject to any excise tax imposed by the Code or ERISA with respect to any Employee Plan.

                  (v) Neither the Company nor any of its Affiliates has ever been a sponsor of, contributed to, or been under an obligation to contribute to any "multi-employer plan", as such term is defined in Section 3(37) of ERISA.

                  (vi) Neither the Company nor any of its Affiliates has any unpaid liability to the PBGC. The Company has paid all premiums (and interest and penalties for late payments, if applicable) due the PBGC with respect to each Pension Plan for each plan year thereof for which such premiums are required. In addition, no "reportable event" (as defined in Section 4043(b) of ERISA) has taken place with respect to any Employee Plan and no filing has been made by the Company or any Affiliate with the PBGC or the Internal Revenue Service to terminate any Employee Plan.

                  (vii) For purposes of this Section 6.01(p), the term "Affiliate" includes (A) any trade or business with which the Company is under common control within the meaning of Section 4001(b) of ERISA, (B) any corporation with which the Company is a member of a controlled group of corporations within the meaning of Section 414(b) of the Code, (C) any entity with which the Company is under common control within the meaning of Section 414(c) of the Code, (D) any entity with which the Company is a member of an affiliated service group within the meaning of Section 414(m) of the Code, and
(E) any entity with which the Company is aggregated under Section 414(o) of the Code.

            (q) Labor Matters. There are no existing labor disputes or disturbances which are reasonably likely to have a Material Adverse Effect. The employees of the Company and its subsidiaries are not represented by any union or association, and there are no pending or, to the Company's knowledge, threatened representational questions concerning the employees of the Company or its subsidiaries. Neither the Company nor any of its subsidiaries is subject to any collective bargaining agreement with any union or other association for employees.

            (r) Environmental. Except as set forth in Section 6.01(r) of the Disclosure Schedule:

                  (i) Neither the Company nor any of its subsidiaries has received written notice of, or to the knowledge of the Company is subject to, any pending or threatened action, cause of action, claim or investigation alleging liability under or non-compliance with any applicable federal, state or local laws or regulations relating to pollution or the protection of human health or the environment ("Environmental Laws"), except for such actions, causes of action, claims or investigations which, individually or in the aggregate, are not reasonably likely to have a Material Adverse Effect.

                  (ii)To the knowledge of the Company, there has been no spill, discharge, leak, emission, injection, disposal, escape, dumping or release of any kind (collectively, "Release") on, beneath, above or into any of the real property currently owned, leased or operated by the Company or any of its subsidiaries (collectively, the "Current Property"), or any of the real property formerly owned, leased or operated by the Company or any of its subsidiaries (collectively, the "Former Property"), of any pollutants, contaminants, hazardous substances, hazardous chemicals, toxic substances, hazardous wastes, infectious wastes, radioactive materials, materials, petroleum (including without limitation crude oil or any fraction thereof) or solid wastes, including without limitation those defined in any Environmental Law ("Hazardous Materials"), except for any Releases which have been investigated and cleaned up and which, individually or in the aggregate, are not reasonably likely to have a Material Adverse Effect.

                  (iii) Neither of the Company nor any of its subsidiaries has been identified as a potentially responsible party at a site listed in the National Priorities List.

                  (iv) To the knowledge of the Company, no Current Property is or ever has been used by the Company, and no Former Property was used by the Company during the Company's or any of its subsidiaries' period of ownership or operation thereof, or by any other person or entity under the Company's control for the storage, disposal, generation, manufacture, refinement, transportation, production or treatment of any Hazardous Materials in such a manner as to require a permit under the Resource Conservation and Recovery Act, 42 U.S.C. ' 6901, et seq.

                  (v) To the knowledge of the Company, there are no underground storage tanks, injection wells or landfills located on the Current Property, and there are no asbestos-containing materials or polychlorinated biphenyls (PCBs) located on the Current Property in such form, quantities or condition which create any material unpaid liability or obligation of the Company or any of its subsidiaries under any Environmental Laws.

            (s) Suppliers and Customers. Section 6.01(s) of the Disclosure Schedule lists the names of the ten largest branded customers, the ten largest non-branded customers and the ten largest suppliers (by dollar volume, indicating the same) of the Company and its subsidiaries, taken as a whole, for each of (i) the 12-month period commencing January 1, 1996 and ending on December 31, 1996 and (ii) the six-month period commencing January 1, 1997 and ending on June 30, 1997. No such branded customer and no such supplier has canceled, or otherwise so modified in a manner materially adverse to the Company and its subsidiaries, taken as a whole, or given notice to the Company or any of its subsidiaries of an intention to so cancel or otherwise so modify, its business relationship with the Company or any of its subsidiaries and, to the knowledge of the Company, the consummation of the transactions contemplated by this Agreement and the Merger Agreement will not materially and adversely affect any such business relationship.

            (t) Recalls. Except as set forth in Section 6.01(t) of the Disclosure Schedule, no products of any of the Company or its subsidiaries have been recalled voluntarily or involuntarily since January 1, 1995. No such recall is being considered by the Company or any of its subsidiaries or, to the knowledge of the Company, has been requested or ordered by any governmental entity or consumer group.

            (u) Insurance. Section 6.01(u) of the Disclosure Schedule contains a list of all insurance policies maintained by the Company and its subsidiaries, together with a brief description of the coverages afforded thereby. All of such insurance policies are in full force and effect, and none of such insurance policies will terminate or lapse as a result of the consummation of the transactions contemplated by this Agreement.

            (v) Bank Accounts. Section 6.01(v) of the Disclosure Schedule sets forth a list of (i) each account or safe deposit box maintained by the Company or any of its subsidiaries with any bank or other financial institution, and
(ii) the names of all persons authorized to draw thereon or have access thereto.

            (w) Delaware Law Section 203. All necessary approvals have been granted by the Special Committee and the Board of Directors of the Company under
Section 203 of the Delaware Law so that neither the granting of the Irrevocable Proxies nor any acquisition of beneficial ownership of Company Stock by Buyer, Acquisition or any of Buyer's other affiliates after the execution of this Agreement will limit, delay or impair the consummation of the Merger or any other transaction with the Company or any of its subsidiaries by Acquisition, Buyer or any of Buyer's other affiliates pursuant to Section 203 of the Delaware Law.

            (x) Stockholder Voting Requirement. The only stockholder vote necessary to consummate the Merger under Delaware Law and the Company's Certificate of Incorporation and By-Laws is the affirmative vote of the holders of a majority of the Company Common Stock.

            (y) Associate Transactions. Except as set forth in Section 6.01(y) of the Disclosure Schedule, no Associate (i) furnishes or sells services or products that the Company or its subsidiaries furnishes or sells, or proposes to furnish or sell, (ii) purchases from or sells or furnishes to, the Company or its subsidiaries, any goods or services, or (iii) owns or leases property, real or personal, that is used by the Company or its subsidiaries.

            (z) Accounts Receivable. All accounts receivable of the Company and its subsidiaries arose in the ordinary course of business out of bona fide transactions at the aggregate amounts thereof. All accounts receivable shown on the consolidated balance sheet of the Company as of June 30, 1997 are carried at values determined in accordance with generally accepted accounting principles consistently applied on a reasonable basis. As of June 30, 1997, none of the accounts receivable of the Company or its subsidiaries is subject to any claim of offset, recoupment, setoff or counter-claim except to the extent reserved against and entered upon the books of the Company and its subsidiaries as of the June 30, 1997 consolidated financial statements of the Company and its subsidiaries. Since June 30, 1997, none of the accounts receivable of the Company or its subsidiaries is subject to any claim of offset, recoupment, setoff or counterclaim except to the extent reserved against and entered on the books of the Company and its subsidiaries in accordance with the historical practices of the Company. No accounts receivable are contingent upon the performance by the Company of any obligation or contract.

            6.02 Representations and Warranties of Buyer and Acquisition. Each of Buyer and Acquisition warrants and represents to the Company, and its successors and assigns, as follows:

            (a) Corporate Organization. Each of Buyer and Acquisition is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation. Buyer is incorporated in Minnesota and Acquisition is incorporated in Delaware. Buyer and Acquisition each will, within ten days after the date hereof, deliver to the Company a certified copy of their respective Articles or Certificate of Incorporation and By-Laws. Each such copy will be complete and correct.

            (b) Capitalization. The authorized capital stock of Acquisition as of the date hereof consists of 1,000 shares of Acquisition Common Stock, of which 1,000 shares are outstanding as of the date hereof. Acquisition has no subsidiaries and was formed solely to facilitate the Merger.

            (c) Authority. Buyer and Acquisition have the corporate power to execute this Agreement and consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement by each of Buyer and Acquisition have been duly and effectively authorized by the respective Boards of Directors of Buyer and Acquisition, and by Buyer as the sole stockholder of Acquisition, and no further corporate action is necessary on the part of Buyer or Acquisition to make this Agreement valid and binding on Buyer and Acquisition. This Agreement has been duly and validly executed and delivered by Buyer and Acquisition and constitutes a valid and binding agreement of Buyer and Acquisition, enforceable against Buyer and Acquisition in accordance with its terms. Notwithstanding anything stated herein, the consummation of the Merger is subject to the satisfaction of the conditions set forth in Section 3.01 hereof. Neither the execution and delivery of this Agreement by Buyer and Acquisition, nor the consummation by Buyer or Acquisition of the transactions contemplated hereby, (i) will conflict with or result in a breach of the Articles or Certificate of Incorporation or By-Laws, as currently in effect, of Buyer or Acquisition, or (ii) require the consent or approval of any governmental authority having jurisdiction over any of the business or assets of Buyer or Acquisition, or result in a breach of or constitute a default or an event which, with the passage of time or the giving of notice, or both, would constitute a default, give rise to a right of termination, cancellation or acceleration, create any entitlement to any payment or benefit or require notice to or the consent of any third party (except the filing required and the expiration or termination of the applicable waiting periods under the HSR Act) under, any other instrument, contract or agreement to which Buyer or Acquisition is a party or by which either of them or any of the properties or assets of either of them may be bound, excluding from the foregoing clause (ii) any consents, approvals, breaches, defaults or rights of termination, cancellation or acceleration or entitlements or notices which, either individually or in the aggregate, are not reasonably likely to have a material adverse effect on the business, operations, results of operations, properties, assets, prospects or condition, financial or otherwise, of Buyer or impair Buyer's or Acquisition's ability to consummate the Merger or the other transactions contemplated hereby.

            (d) No Proceedings. Neither the execution and delivery of this Agreement by Buyer or Acquisition, nor the consummation by Buyer or Acquisition of the transactions contemplated hereby, are being challenged by or are the subject of any pending or, to the knowledge of Buyer or Acquisition, threatened litigation or governmental investigation or proceeding as of the date of this Agreement, or will violate any order, writ, injunction, decree, statute, rule or regulation applicable to Buyer or Acquisition or any of their material properties or assets.

            (e) Finders; Brokers. Except for fees to Janney Montgomery Scott, which Buyer agrees to pay, there are no claims for brokerage commissions, finders' fees, investment advisory fees or similar compensation in connection with this Agreement or the transactions contemplated by this Agreement, based on any arrangement, understanding, commitment or agreement made by or on behalf of Buyer or Acquisition, obligating the Company, Buyer or Acquisition to pay such claim.

            (f) Financial Ability to Perform. Buyer has cash funds available sufficient to make all cash payments required to be made for Company Stock under this Agreement.

            (g) Proxy Statement. None of the information supplied or to be supplied in writing by Buyer or Acquisition specifically for inclusion in the Proxy Statement will, at the time the Proxy Statement is mailed, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading and will not, at the time of the meeting of stockholders to which the Proxy Statement relates or at the Effective Time omit to state any material fact necessary to correct any statement which has become false or misleading in any earlier communication with respect to the solicitation of any proxy for such meeting.

                                   ARTICLE VII

                  OFFICERS' AND DIRECTORS' INDEMNIFICATION,
                DIRECTORS' AND OFFICERS' LIABILITY INSURANCE,
                              EMPLOYEE CONTRACTS

            7.01 IndemnificationAll rights to indemnification and exculpation existing in favor of any present or former director, officer or employee of the Company or any of its subsidiaries (an "Indemnified Party") as provided in the Company's Certificate of Incorporation or By-Laws or the certificate or articles of incorporation, by-laws or similar organizational documents or by-laws of any of its subsidiaries as in effect on the date hereof shall survive the Merger for a period of three years with respect to matters occurring at or prior to the Effective Time and no action taken during such three-year period shall be deemed to diminish the obligations set forth in this Section 7.01.

            7.02 Directors and Officers Liability For a period of three years after the Effective Time, the Surviving Corporation shall cause to be maintained in effect either (i) the current policy of directors" and officers" liability insurance maintained by the Company (provided that Buyer or the Surviving Corporation may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are no less advantageous in any material respects to the indemnified parties thereunder) with respect to claims arising from facts or events which occurred before the Effective Time; provided, however, that in no event shall the Surviving Corporation be required to expend pursuant to this Section 7.02 more than an amount per year equal to 100% of the current annual premium (which current annual premium for the policy year ending May 8, 1998 the Company represents and warrants to be approximately $58,500 in the aggregate) paid by the Company for such existing insurance coverage (the "Cap"); and provided, further, that if equivalent coverage cannot be obtained, or can be obtained only by paying an annual premium in excess of the Cap, the Surviving Corporation shall only be required to obtain as much coverage as can be obtained by paying an annual premium equal to the Cap, or (ii) a run-off (i.e., "tail") policy or endorsement with respect to the current policy of directors" and officers" liability insurance covering claims asserted within three years after the Effective Time arising from facts or events which occurred before the Effective Time.

            7.03 Employee ContractsAt the Effective Time, the Company shall terminate, and cause Carl T. Wolf and Marion F. Wolf to terminate, the existing employment agreements of Carl T. Wolf and Marion F. Wolf with the Company, and Buyer shall enter into the non-compete agreements with Carl T. Wolf and Marion
F. Wolf substantially in the forms of Exhibits B and C hereto, respectively.

                                  ARTICLE VIII

                            MISCELLANEOUS PROVISIONS

            8.01 Termination of Obligations, Covenants and Agreements. The respective obligations, covenants and agreements of the parties hereto, except for the obligations of Buyer and Acquisition pursuant to Sections 1.06, 1.07 and 1.09, and the obligations pursuant to Article VII, shall not survive the effectiveness of the Merger and shall terminate and be of no further force or effect upon the effectiveness of the Merger.

            8.02 Amendment and Modification. To the extent permitted by applicable law, this Agreement may be amended, modified or supplemented only by written agreement of the Company, Buyer and Acquisition at any time prior to the Effective Time with respect to any of the terms contained herein, except that after the meeting of stockholders contemplated by Section 2.02 hereof, the price per share to be paid pursuant to this Agreement to the holders of Company Stock shall in no event be decreased and the form of consideration to be received by the holders of Company Stock in the Merger shall in no event be altered without the approval of such holders.

            8.03 Waiver of Compliance; Consents. Any failure of Buyer or Acquisition, on the one hand, or the Company, on the other hand, to comply with any obligation, covenant, agreement or condition herein (except the conditions in Sections 3.01(b) and 3.02(b) of this Agreement) may be waived in writing by the Company or by Buyer and Acquisition, respectively, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 8.03.

            8.04 Expenses; Termination Fee.

            (a) Except as otherwise provided below in this Section 8.04, all expenses incurred in connection with this Agreement and the consummation of the transactions contemplated hereby shall be paid by the party incurring such expenses.

            (b) If this Agreement is terminated pursuant to Section 5.01 and provided Buyer is entitled to a Termination Fee under paragraph (c) or paragraph
(d) of this Section 8.04, the Company shall, at the same time as payment of the Termination Fee is required to be paid under paragraph (c) or paragraph (d) of this Section 8.04, as applicable, pay Buyer an amount equal to all reasonable out-of-pocket expenses incurred by or on behalf of Buyer or Acquisition in connection with the negotiation, preparation, financing, execution or consummation of this Agreement and the transactions contemplated hereby, including without limitation legal, accounting, travel, filing, printing, financing commitment and other reasonable fees and expenses; provided that the aggregate fees and expenses payable by the Company to Buyer pursuant to this Section 8.04(b) shall not exceed $500,000.

            (c) If this Agreement is terminated pursuant to Section 5.01(e) or 5.01(f), then the Company shall, within five business days after such termination, pay Buyer a fee (a "Termination Fee") of $2,000,000 in addition to the expenses set forth in paragraph (b) of this Section 8.04.

            (d) If (i) this Agreement is terminated by Buyer or Acquisition pursuant to Section 5.01(b) or 5.01(c)(i) as a result of a material breach by the Company of any representations, warranties or covenants contained in this Agreement or the failure of the conditions set forth in Section 3.01(c) or 3.01(k) or 3.01(m) of this Agreement to be satisfied, or is terminated by Buyer or Acquisition pursuant to Section 5.01(c)(ii), and (ii) prior to such termination (A) any person or group shall have informed the Company (or the Board or the Special Committee or any executive officer of the Company) that such person or group proposes, intends to propose, is considering proposing, or will or may, if the Merger is delayed, abandoned or not approved by the Company's stockholders, propose, a Third Party Transaction (as hereinafter defined), or (B) any such person or group or the Company publicly announces (including without limitation any filing with any federal or state office or agency) that such person or group has proposed, intends to propose, is considering proposing, or will or may, if the Merger is delayed, abandoned or not approved by the Company's stockholders, propose, a Third Party Transaction, and (iii) within one year after such termination a Third Party Transaction (whether or not involving such person or group) is consummated, then the Company shall, within five business days after such consummation, pay to Buyer the Termination Fee in addition to the expenses set forth in paragraph (b) of this
Section 8.04

            (e) In no event shall more than one Termination Fee be payable under this Section 8.04. As used herein, "Third Party Transaction" shall mean (i) an acquisition pursuant to a Third Party Acquisition Offer other than an acquisition of equity securities of the Company constituting less than 25% of the total equity interests in, and less than 25% of the total voting power of the then outstanding equity securities of, the Company, (ii) the adoption by the Company of a plan of liquidation or dissolution or (iii) the repurchase of, or recapitalization involving, more than 25% of the Company's outstanding equity securities or (iv) the payment of an extraordinary dividend or other distribution on Company Common Stock equal to at least 25% of the Company Common Stock's then current market price.

            8.05 Additional Agreements. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement. In case at any time after the Effective Time any further action is necessary or desirable to carry out the purposes of this Agreement, the proper officers and directors of each corporation which is a party to this Agreement shall take all such necessary action.

            8.06 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally, effective when delivered, or by express delivery service, effective when delivered, or mailed by registered or certified mail (return receipt requested), effective three business days after the mailing, to the parties at the following addresses (or at such other address for a party or to such other person's attention as shall be specified by like notice):

            (a)   If to Buyer or Acquisition, to it c/o:

                  (i)  if by personal delivery:

                                 Land O'Lakes, Inc.
                                 4001 Lexington Avenue N.
                                 Arden Hills, Minnesota 55126-2998
                                 Attention:  President

                  (ii)  if by mail:

                                 Land O'Lakes, Inc.
                                 P.O. Box 64101
                                 St. Paul, Minnesota 55164-0101
                                 Attention:  President

                  (iii)  if by express delivery:

                                 Land O'Lakes, Inc.
                                 1200 County Road F West
                                 Arden Hills, Minnesota 55112-2921
                                 Attention:  President

            with a copy to:

                                 Faegre & Benson LLP
                                 2200 Norwest Center
                                 90 South Seventh Street
                                 Minneapolis, Minnesota 55402
                                 Attention:  Philip S. Garon

            (b)   If to the Company, to it at:

                                 Alpine Lace Brands, Inc.
                                 111 Dunnell Road
                                 Maplewood, New Jersey  07040
                                 Attention:  President

            with a copy to:

                                 Kramer, Levin, Naftalis & Frankel
                                 913 Third Avenue
                                 New York, New York 10022
                                 Attention:  Thomas E. Constance

            8.07 Assignment. This Agreement and all of the provisions hereof shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto without the prior written consent of the other parties (except that Acquisition may assign to any other direct or indirect wholly-owned subsidiary of Buyer any and all rights and obligations of Acquisition under this Agreement, provided that any such assignment will not relieve Buyer from any of its obligations under this Agreement), and except as expressly set forth in
Article I and Article VII, this Agreement is not intended to confer upon any other person except the parties any rights or remedies hereunder.

            8.08 Interpretation.As used in this Agreement, unless otherwise expressly defined herein, (i) the term "person" shall mean and include an individual, a partnership, a joint venture, a corporation, a trust, an incorporated organization and a government or any department or agency thereof;
(ii) the term "affiliate" shall have the meaning set forth in Rule 12b-2 of the General Rules and Regulations promulgated under the Exchange Act; (iii) the term "subsidiary" of any specified corporation shall mean any corporation of which the outstanding securities having ordinary voting power to elect a majority of the board of directors are directly or indirectly owned by such specified corporation; and (iv) the term "knowledge" or any similar term shall mean the actual knowledge of any one or more of the directors of the Company or any of its subsidiaries or any of the employees of the Company or any of its subsidiaries listed in Section 8.08 of the Disclosure Schedule.

            8.09 Governing Law. This Agreement shall be governed by the laws of the State of Delaware, without regard to its conflict of laws rules.

            8.10 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

            8.11 Headings. The article and section headings contained in this Agreement are solely for the purpose of reference, and are not part of the agreement of the parties and shall not affect in any way the meaning or interpretation of this Agreement.

            8.12 Entire Agreement. This Agreement, including the exhibits hereto and the documents and instruments referred to herein, together with the Confidentiality Agreement described in Section 2.12, embody the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, representations, warranties, covenants or undertakings, other than those expressly set forth or referred to herein. This Agreement supersedes all prior agreements and understandings among the parties with respect to such subject matter except for the Confidentiality Agreement described in Section 2.12.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be signed by their respective duly authorized officers on the date first above written.

                                   ALPINE LACE BRANDS, INC.


                                   By /s/ Carl T. Wolf
                                   ---------------------------------------------
                                     Its Chief Executive Officer
                                            (the Company)

                                   LAND O'LAKES, INC.


                                   By /s/ John E. Gherty
                                   ---------------------------------------------
                                     Its President and Chief Executive Officer
                                                    (Buyer)

                                   AVV INC.


                                   By /s/ Richard C. Anderson
                                   ---------------------------------------------
                                     Its President
                                                  (Acquisition)

                                                                     Exhibit A-1

                            Substance of Opinion of Local Counsel to the Company

                        No consent, approval, authorization or order of, or any
            registration, declaration or filing with, any New Jersey state governmental department, commission, board, bureau, agency or instrumentality is required for the execution or delivery by the Company of, or the consummation by the Company and its subsidiaries of the transactions contemplated by, the Agreement, or to enable the Company to continue to operate the business of the Company and its subsidiaries substantially in the manner now conducted, except such consents, approvals, authorizations, orders, registrations, declarations or filings as have been obtained or made and are in full force and effect.

In rendering the foregoing opinion, such counsel may rely, to the extent such counsel deems such reliance necessary or appropriate, as to matters of fact, upon certificates of government officials and of any officer or officers of the Company or its subsidiaries. Counsel may also assume the authenticity of all documents represented to such counsel to be originals, the conformity to original documents of all copies of documents submitted to such counsel, the accuracy and completeness of all corporate records made available to such counsel by the Company and its subsidiaries and their agents and the genuineness of all signatures not executed in such counsel's presence.


                                    A: A-1-1

                                                                     Exhibit A-2

           Substance of Opinion of Kramer, Levin, Naftalis & Frankel,
                         Special Counsel to the Company

      (i) Each of the Company and its subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of the state of its incorporation and has the requisite corporate power and authority to own, lease and operate all of its properties and to carry on its business as now being conducted;

      (ii) Each of the Company and its subsidiaries is duly qualified as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, operated or leased, or the nature of its activities, makes such qualification necessary, except such jurisdictions where failure to be so qualified would not, individually or in the aggregate, have a material adverse effect upon the Company and its subsidiaries, taken as a whole;

      (iii) The Company has the corporate power and authority to execute and deliver the Agreement, and to consummate the transactions contemplated thereby; and the execution and delivery of the Agreement, the consummation of the transactions contemplated hereby, and the execution and filing of the Certificate of Merger have been duly authorized by all requisite corporate action on the part of the Company and its stockholders;

      (iv) The Agreement has been duly executed and delivered by the Company and (assuming the valid authorization, execution and delivery of the Agreement by Buyer and Acquisition) is the legal, valid and binding agreement of the Company enforceable against the Company in accordance with its terms, except (A) as such enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to creditors' rights, and (B) that the remedies of specific performance, injunction and other forms of equitable relief are subject to certain tests of equity jurisdiction, equitable defenses and the discretion of the court before which any proceeding therefor may be brought;

      (v) Neither the execution and delivery of the Agreement by the Company, nor the consummation by the Company or its subsidiaries of the transactions contemplated thereby, will conflict with or result in a breach of the Certificate of Incorporation or By-Laws, as currently in effect, of the Company or its subsidiaries;

      (vi) Neither the execution and delivery of the Agreement by the Company, nor the consummation by the Company and its subsidiaries of the transactions contemplated thereby, are being challenged by or are the subject of any pending or, to the best of our knowledge after due inquiry, threatened litigation or governmental investigation or proceeding (except those in which Buyer or Acquisition is a plaintiff directly or derivatively) or, to the best of our knowledge after due inquiry, will violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company or its subsidiaries or any of their material properties or assets;

      (vii) The authorized capital stock of the Company consists of 10,000,000 shares of Company Common Stock and 1,000,000 shares of Company Preferred Stock;

      (viii)As of the date hereof, there are __________ shares of Company Common Stock issued and outstanding; of the Company Preferred Stock, the Board of Directors of the Company has designated 60,000 shares as Series A 7.50% Cumulative Convertible Preferred Stock, of which 45,000 shares are issued and outstanding; the Company has no other issued or outstanding shares of capital stock; except as disclosed in Section 6.01(b) of the Disclosure Schedule, to the best of our knowledge after due inquiry, there are no outstanding subscriptions, options, warrants, calls or other agreements or commitments to which the Company or its subsidiaries is bound in respect of the capital stock of the Company or its subsidiaries, whether issued or unissued, and there are no outstanding securities convertible into or exchangeable for any such capital stock; and all of the outstanding shares of capital stock of the Company and its subsidiaries are validly issued, fully paid and nonassessable; the Company owns of record 100% of the outstanding capital stock of MCT Dairies, Inc. and Dakota Farms Cheese, Inc. and 75% of the outstanding capital stock of Alpine Lace Fresh Deli-Express, Inc., and to the best of our knowledge after due inquiry, the Company holds such shares free and clear of all claims, liens, charges and encumbrances;

      (ix) To the best of our knowledge after due inquiry neither the execution and delivery of the Agreement by the Company, nor the consummation by the Company or its subsidiaries of the transactions contemplated thereby, will result in a breach of, or constitute a default or an event which, with the passage of time or the giving of notice, or both, would constitute a default, give rise to a right of termination, cancellation or acceleration, create any entitlement to any payment or benefit (except as expressly contemplated by the Agreement, pursuant to the terms of the employment agreements listed in Section 6.01(i) of the Disclosure Schedule or the severance obligations set forth in
Section 6.01(p) of the Disclosure Schedule, and for the prepayment penalty discussed in Section 2.01(d) of the Disclosure Schedule), require the consent of any third party or result in the creation of any lien on the assets of the Company or its subsidiaries under, any material contact or agreement to which the Company or its subsidiaries is a party or by which any of them or any of their material properties or assets may be bound, except those that would not, individually or in the aggregate, have a material adverse effect upon the Company and its subsidiaries, taken as a whole;

      (x) Assuming all applicable requirements of the HSR Act have been complied with, no consent, approval, authorization or order of, or any registration, declaration or filing with, any federal, New York or Delaware state governmental department, commission, board, bureau, agency or instrumentality is required for the execution or delivery by the Company of, or the consummation by the Company and its subsidiaries of the transactions contemplated by, the Agreement, or to enable the Company to continue to operate the business of the Company and its subsidiaries substantially in the manner now conducted, except such consents, approvals, authorizations, orders, registrations, declarations or filings as have been obtained or made and are in full force and effect and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware; and

      (xi) Upon the filing of the Certificate of Merger with the Secretary of State of the State


                                    A: A-2-2
      of Delaware, the Merger will be effective in accordance with the terms and provisions of the Agreement, the Certificate of Merger and the laws of the State of Delaware.

            In rendering the foregoing opinion, such counsel may rely, to the extent such counsel deems such reliance necessary or appropriate, as to matters of fact, upon certificates of government officials and of any officer or officers of the Company or its subsidiaries. Counsel may also assume the authenticity of all documents represented to such counsel to be originals, the conformity to original documents of all copies of documents submitted to such counsel, the accuracy and completeness of all corporate records made available to such counsel by the Company and its subsidiaries and their agents and the genuineness of all signatures not executed in such counsel's presence.


                                    A: A-2-3

                                                                       Exhibit B

                              NON-COMPETE AGREEMENT

            THIS AGREEMENT is made and entered into this _____ day of _________, 199__ by and between Land O'Lakes, Inc., a Minnesota cooperative corporation with its principal place of business at 4001 Lexington Avenue North, Arden Hills, Minnesota 55126 (hereinafter referred to as "LOL"), and Carl Wolf, an individual residing at 627 Inwood Land, South Orange, New Jersey 07079 (hereinafter referred to as "Carl").

            WHEREAS, LOL, Alpine Lace Brands, Inc., a Delaware corporation ("Company"), and AVV Inc., a Delaware corporation and a wholly-owned subsidiary of LOL ("Acquisition"), have entered into an Agreement and Plan of Merger dated as of October 1, 1997 (the "Merger Agreement"), pursuant to which Acquisition shall merge with and into the Company and the existing stockholders of Company shall exchange their shares of capital stock of Company for cash; for purposes of this Agreement, the transactions contemplated by the Merger Agreement shall be referred to as "the Merger."

            WHEREAS, pursuant to the Merger Agreement, the execution and delivery of this Agreement is a condition precedent to LOL's obligation to consummate the Merger;

            WHEREAS, Carl co-founded Company and was actively involved in the creation and implementation of Company's Branded Products and Company's marketing strategies;

            WHEREAS, Carl has served as President and Chairman of the Board of Company; and

            WHEREAS, Carl's efforts have been a significant factor in Company's current name recognition and national prominence;

            WHEREAS, LOL believes that Carl has the capability of using his knowledge and skill to create a business enterprise which might be able to effectively compete with LOL with respect to the business which LOL is acquiring from Company;

            WHEREAS, Carl and Company are parties to an employment agreement dated January 4, 1993 ("Employment Agreement"), which LOL wishes to have terminated;

            WHEREAS, LOL is willing to provide the payments described herein in consideration of Carl's non-compete covenant and the termination of Carl's Employment Agreement and Carl's forfeiture of all compensation, benefits and other rights thereunder;

            NOW, THEREFORE, in consideration of the premises and the respective covenants and commitments of LOL and Carl set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, LOL and Carl agree as follows:

1.    Term and Termination.

      A. Term. This Agreement shall have a term of five (5) years commencing on the effective date of the Merger (hereinafter referred to as the "Term").

      B. Termination. Except as otherwise specifically provided herein, this Agreement and the rights and obligations of LOL and Carl hereunder shall terminate immediately upon the occurrence of any of the following events, provided, however, that the payment obligations of LOL under paragraph 2A. (but not under 2B.) of this Agreement shall continue notwithstanding the occurrence of an event set forth in clause (i) or (ii) of this paragraph 1B:

            i.    In the event of Carl's death; or

            ii. In the event of a material breach of Carl's obligations hereunder, provided that such breach is not cured within thirty (30) days after Carl receives written notice thereof from LOL.

2.    Payment.

      A. As consideration for the termination of the Employment Agreement and Carl's forfeiture of all compensation, benefits and other rights thereunder, LOL shall make monthly payments in arrears to Carl in the amount of eight thousand three hundred thirty-three dollars and thirty-three cents ($8,333.33) per month during the Term of this Agreement.

      B. As consideration for the non-compete covenant set forth in paragraph 3, LOL shall make monthly payments in arrears to Carl in the amount of twenty thousand eight hundred thirty-three dollars and thirty-four cents ($20,833.34) per month during the Term of this Agreement.

3.    Non-Compete Covenant.

      A. Carl agrees that he will not, anywhere within the United States, directly or indirectly own, manage, operate, control, participate in, or be connected in any manner with the ownership, management, operation or control of any business which involves: producing, importing, distributing or marketing deli cheese or meat, dairy case cheese, foodservice cheese or meat; cheese trading; or producing, importing, distributing or marketing any other product or product group which is part of the business of LOL or any of its affiliates, including Company and its subsidiaries (all of which entities together with LOL shall be collectively referred to for purposes of this Agreement as "LOL Affiliates") at any time during the Term of this Agreement or was part of the business of LOL Affiliates during the two (2) years immediately preceding the effective date of this Agreement ("Effective Date"). Further, Carl agrees that he will not induce or attempt to persuade any agent, employee, or customer of one or more LOL Affiliates to terminate an existing employment, agency, or business relationship with any of LOL Affiliates in order to enter into any such relationship in competition with one or more LOL Affiliates. The duration of this non-compete covenant


                                     A: B-2
            shall be the five-year period commencing on the Effective Date. The obligations of this paragraph 3 shall survive any termination of this Agreement prior to the expiration of the Term. THE AGREED UPON CONSIDERATION TO BE PAID TO CARL HEREUNDER HAS BEEN NEGOTIATED AND BARGAINED FOR, AND IS TO BE RECEIVED IN FULL SATISFACTION OF CARL'S OBLIGATIONS UNDER THIS AGREEMENT.

      B. Carl acknowledges that the non-competition provisions of this paragraph 3 constitute a material inducement to LOL to enter into this Agreement, and LOL will be relying on the enforceability of the non-competition provisions of this paragraph 3 in performing LOL's obligations under this Agreement. Any reformation by any court of the scope, duration or other terms of this non-compete covenant shall result in an appropriate and equitable reformation of LOL's payment obligations under this Agreement.

      C. The foregoing non-competition provision shall not preclude Carl from owning less than two percent (2%) of any company, the stock of which is traded on any national or regional exchange or any established over-the-counter trading market, nor shall it preclude Carl from having any direct or indirect interest in any wholesale foodservice business or retail grocery or foodservice business or any restaurant to which LOL may consent in writing, which consent shall not be unreasonably withheld.

4. Confidential Information. Carl shall carefully guard and keep secret all trade secrets and confidential information concerning the business and affairs of LOL Affiliates ("Confidential Information"). Further, Carl shall not, at any time, whether during the Term of this Agreement or at a later time, directly or indirectly, disclose such Confidential Information to any person, firm, or corporation or other third party or use the same in any way unless he first secures the prior written consent of LOL. Carl acknowledges and agrees that the Confidential Information constitutes a unique and valuable asset of LOL acquired at great time and expense by LOL and its predecessors, and that any disclosure or use of the Confidential Information by Carl would be wrongful and would cause irreparable harm to LOL. During the term of this Agreement and at all times thereafter, Carl shall refrain from any acts or omissions that would materially reduce the value of the Confidential Information to LOL.

      In the event Carl becomes legally compelled to disclose any Confidential Information, Carl shall provide LOL with notice as soon as reasonably practicable so that LOL may seek a protective order or other appropriate remedy. If a protective order or other remedy is not obtained by LOL, Carl shall only furnish that portion of the Confidential Information which is legally required and shall exercise his best efforts to obtain a protective order or other reasonable assurance that LOL's Confidential Information shall be accorded confidential treatment. The foregoing obligations of this paragraph 4 shall survive the termination of this Agreement.

      The provisions of this paragraph 4 shall not apply to the following information:


                                     A: B-3

o Iinformation that was publicly available at the time Carl acquires it from LOL Affiliates;

o Information that subsequently becomes publicly available other than by Carl's breach of this Agreement;

o Information that was rightfully acquired by Carl from a source other than LOL Affiliates, their directors, employees, agents, or representatives, provided that such source is not, to the best of Carl's knowledge, prohibited from transmitting such information to Carl pursuant to any contractual, fiduciary, or legal obligation;

o Information that was independently developed by Carl without the use of the Confidential Information, as evidenced by written documentation; or

o Information as generally disclosed by LOL to third parties without similar obligations of confidentiality.

5. Return of Company Property. Carl represents and warrants that he has, as of the date of this Agreement, returned to Company all of Company's property, including, without limitation, all files, papers, and records of every kind, and any and all copies thereof, in Carl's possession or used by Carl in the performance of his employment by Company.

6. Indemnification and Release. Carl shall indemnify, defend, and hold harmless all LOL Affiliates and their respective directors, officers, members, employees, agents, representatives and consultants from and against any and all claims, demands, actions, causes of action, penalties, fines, damages, losses, liabilities, costs, and expenses (including, without limitation, court costs and reasonable fees of attorneys and other professionals) relating to, arising out of, or in any way connected with the breach of any of the terms of this Agreement by Carl. LOL shall indemnify, defend, and hold harmless Carl from and against any and all claims, demands, actions, causes of action, penalties, fines, damages, losses, liabilities, costs, and expenses (including, without limitation, court costs and reasonable fees of attorneys and other professionals) relating to, arising out of, or in any way connected with the breach of any of the terms of this Agreement by LOL. Carl hereby releases all LOL Affiliates, their officers, directors and members, from any and all claims and causes of action now existing or hereinafter arising that result from his being an officer, director, employee or shareholder of Company or any of its subsidiaries, provided that nothing stated herein shall affect his rights to indemnification as referenced in section 7.01 of the Merger Agreement. The foregoing obligations of this paragraph 6 shall survive the termination of this Agreement.

7. Notices. Any notices required hereunder shall be deemed to have been properly given if a written notice has been delivered to the party to whom notice is required to be given ("Addressee") by either (a) hand-delivering such notice to Addressee; or (b) enclosing such notice in a sealed envelope and sending it by certified mail, return receipt requested, postage prepaid, to Addressee at Addressee's address shown below, or at such other address as Addressee may hereafter designate in writing to the other party:


                                     A: B-4

      Carl Wolf                                 Land O'Lakes, Inc.
      627 Inwood Lane                           (i) if by personal delivery:
      South Orange, NJ 07079                    4001 Lexington Avenue N.
                                                Arden Hills, MN 55126-2998
                                                Attention: President

                                                (ii) if by mail:
                                                P.O. Box 64101
                                                St. Paul, MN 55164-0101
                                                Attention: President

                        With a copy to:   Faegre & Benson LLP
                                                2200 Norwest Center
                                                90 South Seventh Street
                                                Minneapolis, MN 55402-3901
                                                Attention: Philip S. Garon

8. Construction. Whenever possible, each provision of this Agreement shall be interpreted so that it is valid under applicable law. If any provision of this Agreement is to any extent found to be invalid, illegal or unenforceable in any respect under applicable law, that provision shall still be effective to the extent it remains valid, and the remainder of this Agreement also will continue to be valid. If any restriction contained in this Agreement is found to be too broad to permit enforcement of such restriction to its fullest extent, then such restriction shall be construed or re-written so as to be enforceable to the maximum extent permitted by law

9. Waiver. None of the provisions of this Agreement shall be considered waived by either party hereto unless the waiver is given in writing to the other party. A written waiver shall operate only as to the specific term or condition waived, and no written waiver shall be deemed to be a continuing waiver unless specifically stated to be continuing in effect.

10. Assignment. Carl may not assign, delegate, or transfer this Agreement or any of his rights or obligations hereunder without the prior written consent of LOL.

11. Headings. Titles and headings in this Agreement are for the convenience of reference only and do not form a part of this Agreement and shall in no way affect the interpretation hereof.

12. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to any choice or conflict of law provision or rule that would cause the application of the laws of any jurisdiction other than the State of Delaware.

13. Advice of Counsel. No party, representative, or counsel for either party has acted as counsel for the other party with respect hereto. Each party represents that such party has sought and obtained any legal advice deemed necessary prior to entering into this Agreement. Each party hereto has had the opportunity to fully negotiate the terms hereof and to modify the draftsmanship of this Agreement. Therefore, the terms of this Agreement shall be construed and interpreted without any presumption,


                                     A: B-5
      inference, or rule requiring construction or interpretation against the party causing this Agreement to be drafted. No party or representative for such party shall act or be deemed to act as legal counsel or representative for the other party.

14. Entire Agreement. This writing constitutes the entire understanding of LOL and Carl and supersedes all previous agreements or negotiations with respect to the subject matter hereof. No modification, alteration, or change in the terms hereof shall be effective unless made in writing and signed by both LOL and Carl.

15. No Adequate Remedy. Carl agrees and understands that a breach by him of any provision of this Agreement may cause LOL irreparable injury and damage which cannot be reasonably and adequately compensated by damages at law. Carl therefore agrees that LOL shall be entitled, in addition to any other remedies legally available, to injunctive and/or other equitable relief to prevent a breach of this Agreement or any part hereof, and reasonable attorneys' fees enforcing this Agreement.

16. Termination of Employment Agreement. The parties specifically and mutually agree that the Employment Agreement is terminated effective immediately, and that neither party hereto has any liability or obligation whatsoever to the other under the terms of the Employment Agreement. In consideration of the payments provided by LOL to Carl hereunder, Carl releases Company, LOL and Acquisition from any and all claims or liabilities arising under the Employment Agreement and forfeits all rights he may have, including but not limited to rights to compensation and benefits, under the Employment Agreement.

17. Authorization. LOL represents and warrants that the execution, delivery and performance of this Agreement has been duly authorized.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.

                                          LAND O'LAKES, INC.


                                    By
---------------------------------      ---------------------------------
CARL WOLF
                                          Its
                                              ---------------------------------


                                     A: B-6

                                                                       Exhibit C

                              NON-COMPETE AGREEMENT

            THIS AGREEMENT is made and entered into this ____ day of _________, 199__ by and between Land O'Lakes, Inc., a Minnesota cooperative corporation with its principal place of business at 4001 Lexington Avenue North, Arden Hills, Minnesota 55126 (hereinafter referred to as "LOL"), and Marion Wolf, an individual residing at 627 Inwood Land, South Orange, New Jersey 07079 (hereinafter referred to as "Marion").

            WHEREAS, LOL, Alpine Lace Brands, Inc., a Delaware corporation ("Company"), and AVV Inc., a Delaware corporation and a wholly-owned subsidiary of LOL ("Acquisition"), have entered into an Agreement and Plan of Merger dated as of October 1, 1997 (the "Merger Agreement"), pursuant to which Acquisition shall merge with and into the Company and the existing stockholders of Company shall exchange their shares of capital stock of Company for cash; for purposes of this Agreement, the transactions contemplated by the Merger Agreement shall be referred to as "the Merger;"

            WHEREAS, pursuant to the Merger Agreement, the execution and delivery of this Agreement is a condition precedent to LOL's obligation to consummate the Merger;

            WHEREAS, Marion co-founded Company and was actively involved in the creation and implementation of Company's Branded Products and Company's marketing strategies;

            WHEREAS, Marion has served as Vice-President, Food Service Division, of Company; and

            WHEREAS, Marion's efforts have been a significant factor in Company's current name recognition and national prominence;

            WHEREAS, LOL believes that Marion has the capability of using her knowledge and skill to create a business enterprise which might be able to effectively compete with LOL with respect to the business which LOL is acquiring from Company;

            WHEREAS, Marion and Company are parties to an employment agreement dated January 4, 1993 ("Employment Agreement"), which LOL wishes to have terminated;

            WHEREAS, LOL is willing to provide the payments described herein in consideration of Marion's non-compete covenant and the termination of Marion's Employment Agreement and Marion's forfeiture of all compensation, benefits and other rights thereunder;

            NOW, THEREFORE, in consideration of the premises and the respective covenants and commitments of LOL and Marion set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, LOL and Marion agree as follows:

1.    Term and Termination.

      A. Term. This Agreement shall have a term of five (5) years commencing on the effective date of the Merger (hereinafter referred to as the "Term").

      B. Termination. Except as otherwise specifically provided herein, this Agreement and the rights and obligations of LOL and Marion hereunder shall terminate immediately upon the occurrence of any of the following events , provided, however, that the payment obligations of LOL under paragraph 2A. (but not under 2B.) of this Agreement shall continue notwithstanding the occurrence of an event set forth in clause (i) or (ii) of this paragraph 1B:

            i.    In the event of Marion's death; or

            ii. In the event of a material breach of Marion's obligations hereunder, provided that such breach is not cured within thirty (30) days after Marion receives written notice thereof from LOL.

2.    Payment.

      A. As consideration for the termination of the Employment Agreement and Marion's forfeiture of all compensation, benefits and other rights thereunder, LOL shall make monthly payments in arrears to Marion in the amount of two thousand five hundred dollars ($2,500) per month during the Term of this Agreement.

      B. As consideration for the non-compete covenant set forth in paragraph 3, LOL shall make monthly payments in arrears to Marion in the amount of ten thousand dollars ($10,000) per month during the Term of this Agreement.

3.    Non-Compete Covenant.

      A. Marion agrees that she will not, anywhere within the United States, directly or indirectly own, manage, operate, control, participate in, or be connected in any manner with the ownership, management, operation or control of any business which involves: producing, importing, distributing or marketing deli cheese or meat, dairy case cheese, foodservice cheese or meat; cheese trading; or producing, importing, distributing or marketing any other product or product group which is part of the business of LOL or any of its affiliates, including Company and its subsidiaries (all of which entities together with LOL shall be collectively referred to for purposes of this Agreement as "LOL Affiliates") at any time during the Term of this Agreement or was part of the business of LOL Affiliates during the two (2) years immediately preceding the effective date of this Agreement ("Effective Date"). The parties specifically agree that the business relationships described in Exhibit A do not constitute a violation of this covenant. Further, Marion agrees that she will not induce or attempt to persuade any agent, employee, or customer of one or more LOL Affiliates to terminate an existing employment, agency, or business relationship with any


                                     A: C-2
            of LOL Affiliates in order to enter into any such relationship in competition with one or more LOL Affiliates. The duration of this non-compete covenant shall be the five-year period commencing on the Effective Date. The obligations of this paragraph 3 shall survive any termination of this Agreement prior to the expiration of the Term. THE AGREED UPON CONSIDERATION TO BE PAID TO MARION HEREUNDER HAS BEEN NEGOTIATED AND BARGAINED FOR, AND IS TO BE RECEIVED IN FULL SATISFACTION OF MARION'S OBLIGATIONS UNDER THIS AGREEMENT.

      B. Marion acknowledges that the non-competition provisions of this paragraph 3 constitute a material inducement to LOL to enter into this Agreement, and LOL will be relying on the enforceability of the non-competition provisions of this paragraph 3 in performing LOL's obligations under this Agreement. Any reformation by any court of the scope, duration or other terms of this non-compete covenant shall result in an appropriate and equitable reformation of LOL's payment obligations under this Agreement.

      C. The foregoing non-competition provision shall not preclude Marion from owning less than two percent (2%) of any company, the stock of which is traded on any national or regional exchange or any established over-the-counter trading market, nor shall it preclude Marion from having any direct or indirect interest in any wholesale foodservice business or retail grocery or foodservice business to which LOL may consent in writing.

4. Confidential Information. Marion shall carefully guard and keep secret all trade secrets and confidential information concerning the business and affairs of LOL Affiliates ("Confidential Information"). Further, Marion shall not, at any time, whether during the Term of this Agreement or at a later time, directly or indirectly, disclose such Confidential Information to any person, firm, or corporation or other third party or use the same in any way, unless she first secures the prior written consent of LOL. Marion acknowledges and agrees that the Confidential Information constitutes a unique and valuable asset of LOL acquired at great time and expense by LOL and its predecessors, and that any disclosure or use of the Confidential Information by Marion would be wrongful and would cause irreparable harm to LOL. During the term of this Agreement and at all times thereafter, Marion shall refrain from any acts or omissions that would materially reduce the value of the Confidential Information to LOL.

      In the event Marion becomes legally compelled to disclose any Confidential Information, Marion shall provide LOL with notice as soon as reasonably practicable so that LOL may seek a protective order or other appropriate remedy. If a protective order or other remedy is not obtained by LOL, Marion shall only furnish that portion of the Confidential Information which is legally required and shall exercise her best efforts to obtain a protective order or other reasonable assurance that Confidential Information shall be accorded confidential treatment. The foregoing obligations of this paragraph 4 shall survive the termination of this Agreement.

      The provisions of this paragraph 4 shall not apply to the following information:

      o Information that was publicly available at the time Marion acquires it from LOL Affiliates;


                                     A: C-3

      o Information that subsequently becomes publicly available other than by Marion's breach of this Agreement;

      o Information that was rightfully acquired by Marion from a source other than LOL Affiliates, their directors, employees, agents, or representatives, provided that such source is not, to the best of Marion's knowledge, prohibited from transmitting such information to Marion pursuant to any contractual, fiduciary, or legal obligation;

      o Information that was independently developed by Marion without the use of the Confidential Information, as evidenced by written documentation; or

      o Information as generally disclosed by LOL to third parties without similar obligations of confidentiality.

5. Return of Company Property. Marion represents and warrants that she has, as of the date of this Agreement, returned to Company all of Company's property, including, without limitation, all files, papers, and records of every kind, and any and all copies thereof, in Marion's possession or used by Marion in the performance of her employment by Company.

6. Indemnification and Release. Marion shall indemnify, defend, and hold harmless all LOL Affiliates and their respective directors, officers, members, employees, agents, representatives and consultants from and against any and all claims, demands, actions, causes of action, penalties, fines, damages, losses, liabilities, costs, and expenses (including, without limitation, court costs and reasonable fees of attorneys and other professionals) relating to, arising out of, or in any way connected with the breach of any of the terms of this Agreement by Marion. LOL shall indemnify, defend, and hold harmless Marion from and against any and all claims, demands, actions, causes of action, penalties, fines, damages, losses, liabilities, costs, and expenses (including, without limitation, court costs and reasonable fees of attorneys and other professionals) relating to, arising out of, or in any way connected with the breach of any of the terms of this Agreement by LOL. Marion hereby releases all LOL Affiliates, their officers, directors and members, from any and all claims and causes of action now existing or hereinafter arising that result from her being an officer, director, employee or shareholder of Company or any of its subsidiaries, provided that nothing stated herein shall affect her rights to indemnification as referenced in section 7.01 of the Merger Agreement. The foregoing obligations of this paragraph 6 shall survive the termination of this Agreement.

7. Notices. Any notices required hereunder shall be deemed to have been properly given if a written notice has been delivered to the party to whom notice is required to be given ("Addressee") by either (a) hand-delivering such notice to Addressee; or (b) enclosing such notice in a sealed envelope and sending it by certified mail, return receipt requested, postage prepaid, to Addressee at Addressee's address shown below, or at such other address as Addressee may hereafter designate in writing to the other party:


                                     A: C-4

      Marion Wolf                        Land O'Lakes, Inc.
      627 Inwood Lane                    (i) if by personal delivery:
      South Orange, NJ 07079             4001 Lexington Avenue N.
                                         Arden Hills, MN 55126-2998
                                         Attention:  President

                                         (ii) if by mail:
                                         P.O. Box 64101
                                         St. Paul, MN 55164-0101
                                         Attention:  President

                      With a copy to:    Faegre & Benson LLP
                                         2200 Norwest Center
                                         90 South Seventh Street
                                         Minneapolis, MN 55402-3901
                                         Attention:  Philip S. Garon

8. Construction. Whenever possible, each provision of this Agreement shall be interpreted so that it is valid under applicable law. If any provision of this Agreement is to any extent found to be invalid, illegal or unenforceable in any respect under applicable law, that provision shall still be effective to the extent it remains valid, and the remainder of this Agreement also will continue to be valid. If any restriction contained in this Agreement is found to be too broad to permit enforcement of such restriction to its fullest extent, then such restriction shall be construed or re-written so as to be enforceable to the maximum extent permitted by law.

9. Waiver. None of the provisions of this Agreement shall be considered waived by either party hereto unless the waiver is given in writing to the other party. A written waiver shall operate only as to the specific term or condition waived, and no written waiver shall be deemed to be a continuing waiver unless specifically stated to be continuing in effect.

10. Assignment. Marion may not assign, delegate, or transfer this Agreement or any of her rights or obligations hereunder without the prior written consent of LOL.

11. Headings. Titles and headings in this Agreement are for the convenience of reference only and do not form a part of this Agreement and shall in no way affect the interpretation hereof.

12. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware, without giving effect to any choice or conflict of law provision or rule that would cause the application of the laws of any jurisdiction other than the State of Delaware.

13. Advice of Counsel. No party, representative, or counsel for either party has acted as counsel for the other party with respect hereto. Each party represents that such party has sought and obtained any legal advice deemed necessary prior to entering into this Agreement. Each party hereto has had the opportunity to fully negotiate the terms hereof and to modify the draftsmanship of this Agreement. Therefore, the terms of this Agreement shall be construed and interpreted without any presumption,


                                     A: C-5
      inference, or rule requiring construction or interpretation against the party causing this Agreement to be drafted. No party or representative for such party shall act or be deemed to act as legal counsel or representative for the other party.

14. Entire Agreement. This writing constitutes the entire understanding of LOL and Marion and supersedes all previous agreements or negotiations with respect to the subject matter hereof. No modification, alteration, or change in the terms hereof shall be effective unless made in writing and signed by both LOL and Marion.

15. No Adequate Remedy. Marion agrees and understands that a breach by her of any provision of this Agreement may cause LOL irreparable injury and damage which cannot be reasonably and adequately compensated by damages at law. Marion therefore agrees that LOL shall be entitled, in addition to any other remedies legally available, to injunctive and/or other equitable relief to prevent a breach of this Agreement or any part hereof, and reasonable attorneys' fees enforcing this Agreement.

16. Termination of Employment Agreement. The parties specifically and mutually agree that the Employment Agreement is terminated effective immediately, and that neither party hereto has any liability or obligation whatsoever to the other under the terms of the Employment Agreement. In consideration of the payments provided by LOL to Marion hereunder, Marion releases Company, LOL and Acquisition from any and all claims or liabilities arising under the Employment Agreement and forfeits all rights she may have, including but not limited to rights to compensation and benefits, under the Employment Agreement.

17. Authorization. LOL represents and warrants that the execution, delivery and performance of this Agreement has been duly authorized.


                                     A: C-6

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.

                                         LAND O'LAKES, INC.


                                         By
------------------------------------        ---------------------------------
MARION WOLF
                                          Its
                                              ---------------------------------


                                     A: C-7

                                    EXHIBIT A

            Marion Wolf may continue the business of Market Finders Brokerage, Inc. ("MFBI") only to the following extent:

            1. MFBI may continue to receive commissions from Merkert Enterprises based on the business it does with MFBI pursuant to an existing agreement, as described in Schedule 6.01(y) to the Merger Agreement, provided that nothing herein stated shall limit the right of the Company to terminate its relationship with such broker and thereby terminate the commissions MFBI may otherwise receive from such broker.

            2. MFBI may continue to purchase the products listed in Schedule 1 from the countries set forth beside the names of such products in quantities per calendar year not to exceed those set forth beside the lists of such products listed in Schedule 1 pursuant to the import licenses described in Schedule 1 or any annual renewals of such import licenses.


                                     A: C-8

                                                                      Schedule 1

                              Control Number: 13475

                          Date of Issue: March 11, 1997

IMPORTER NAME/ADDRESS

Marion Wolf
Market Finders Brokers, Inc.
637 Inwood Lane
South Orange, NJ  07079

The Firm named herein is responsible for the conditions set forth at the end of this license.

The following licenses are valid beginning January 01, 1997 and will expire at midnight on December 31, 1997 unless revoked prior thereto.

================================================================================
License Number   HTS-Note       Country         Commodity         License    Fee
                 Number           of              Name            Amount    Paid
                                Origin         Description         Kilos
--------------------------------------------------------------------------------
1-A-643-7        Note 19     N Zeal       American-OT-CHD         4,535
--------------------------------------------------------------------------------
1-C-105-7        Note 18     EEC          Cheddar                 4,764
--------------------------------------------------------------------------------
1-6-297-7        Note 6      N Zeal       Butter                    542
--------------------------------------------------------------------------------
1-SU-691-7       Note 25     EEC          Swiss/Emmenthaler       4,574
--------------------------------------------------------------------------------
2-OT-25A-7       Note 16     EEC          Other Cheese-NSPF      38,000
--------------------------------------------------------------------------------
2-OT-465-7       Note 16     Canada       Other Cheese-NSPF       9,500
--------------------------------------------------------------------------------
2-SU-509-7       Note 14     ANY          Butter Substitutes     57,000
================================================================================

In accordance with Section 6.33 (7 CFR Part 6) of the import regulations, a fee will be charged with each license issued to a person or firm by the Department of Agriculture for costs incurred for administering the licensing system.

The fee for 1997 is $103.00 per license. Please remit the balance owed of $721.00 no later than May 1. Fee payments should be made by certified check or money order only, and made payable to the Treasurer of the United States. Payments should be mailed to the Dairy Import Licensing Group.


                                     A: C-9

                                                                     Exhibit D-1

Substance of Opinion of Thuy-Nga T. Vo Counsel to Buyer and Acquisition

      To the best of my knowledge after due inquiry, neither the execution and delivery of the Agreement by Buyer and Acquisition, nor the consummation by Buyer and Acquisition of the transactions contemplated thereby, will result in a breach of or constitute a default or an event which, with the passage of time or the giving of notice, or both, would constitute a default, give rise to a right of termination, cancellation or acceleration, create any entitlement to any payment or benefit, require the consent of any third party (except the filing required and the expiration or termination of the applicable waiting periods under the HSR Act, which have occurred on or prior to the date of this Agreement) or result in the creation of any lien on the assets of Buyer or Acquisition under, any material contract or agreement to which Buyer or Acquisition is a party or by which either of them or any of the material properties or assets of either may be bound, except those that would not, individually or in the aggregate, have a material adverse effect on Buyer and its subsidiaries, taken as a whole.

      In rendering the foregoing opinion, such counsel may rely, to the extent such counsel deems such reliance necessary or appropriate, as to matters of fact, upon certificates of government officials and of any officer or officers of the Buyer and Acquisition. Counsel may also assume the authenticity of all documents represented to such counsel to be originals, the conformity to original documents of all copies of documents submitted to such counsel, the accuracy and completeness of all corporate records made available to such counsel by Buyer and Acquisition and their agents and the genuineness of all signatures not executed in such counsel's presence.


                                    A: D-1-1

                                                                     Exhibit D-2

Substance of Opinion of Faegre & Benson LLP, Special Counsel to Buyer and Acquisition

      (i) Each of Buyer and Acquisition is a corporation duly incorporated, validly existing and in good standing under the laws of its state of incorporation;

      (ii) Each of Buyer and Acquisition has the corporate power and authority to execute and deliver the Agreement and to consummate the transactions contemplated thereby; and the execution and delivery of the Agreement, the consummation of the transactions contemplated thereby, and the execution and filing of the Certificate of Merger have been duly authorized by all requisite corporate action on the part of Buyer and Acquisition, respectively;

      (iii) The Agreement has been duly executed and delivered by each of Buyer and Acquisition, and (assuming the valid authorization, execution and delivery of the Agreement by the Company) is the legal, valid and binding agreement of Buyer and Acquisition enforceable against Buyer and Acquisition in accordance with its terms, except (A) as such enforcement may be limited by or subject to any bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws now or hereafter in effect relating to creditors' rights, and
(B) that the remedies of specific performance, injunction and other forms of equitable relief are subject to certain tests of equity jurisdiction, equitable defenses and the discretion of the court before which any proceeding therefor may be brought;

      (iv) Neither the execution and delivery of the Agreement by Buyer and Acquisition, nor the consummation by Buyer and Acquisition of the transactions contemplated thereby, will conflict with or result in a breach of the Articles of Incorporation or By-Laws, as currently in effect, of Buyer or the Certificate of Incorporation or By-Laws, as currently in effect, of Acquisition;

      (v) Neither the execution and delivery of the Agreement by Buyer or Acquisition, nor the consummation by Buyer or Acquisition of the transactions contemplated thereby, are being challenged by or are the subject of any pending or, to the best of our knowledge after due inquiry, threatened litigation or governmental investigation or proceeding (except those in which the Company is a plaintiff directly or derivatively) or, to the best of our knowledge after due inquiry, will violate any order, writ, injunction, decree, statute, rule or regulation applicable to Buyer or Acquisition or any of their properties or assets;

      (vi) Assuming all applicable requirements of the HSR Act have been complied with, no consent, approval, authorization or order of, or any registration, declaration or filing with, any federal, Minnesota or Delaware state governmental department, commission, board, bureau, agency or instrumentality is required for the execution and delivery by Buyer or Acquisition of, or the consummation by Buyer or Acquisition of the transactions contemplated by, the Agreement, except such consents, approvals, authorizations, orders, registrations, declarations or filings as have been obtained or made and are in full force and effect and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware; and

      (vii) Upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware, the Merger will be effective in accordance with the terms and provisions of the Agreement, the Certificate of Merger and the laws of the State of Delaware.

      In rendering the foregoing opinion, such counsel may rely, to the extent such counsel deems such reliance necessary or appropriate, as to matters of fact, upon certificates of government officials and of any officer or officers of the Buyer and Acquisition. Counsel may also assume the authenticity of all documents represented to such counsel to be originals, the conformity to original documents of all copies of documents submitted to such counsel, the accuracy and completeness of all corporate records made available to such counsel by Buyer and Acquisition and their agents and the genuineness of all signatures not executed in such counsel's presence.


                                    A: D-2-2

APPENDIX B

DELAWARE GENERAL CORPORATION LAW

TITLE 8

ss. 262 APPRAISAL RIGHTS. -- (a) Any stockholder of a corporation of this State who holds shares of stock on the date of the making of a demand pursuant to subsection (d) of this section with respect to such shares, who continuously holds such shares through the effective date of the merger or consolidation, who has otherwise complied with subsection (d) of this section and who has neither voted in favor of the merger or consolidation nor consented thereto in writing pursuant to ss. 228 of this title shall be entitled to an appraisal by the Court of Chancery of the fair value of the stockholder's shares of stock under the circumstances described in subsections (b) and (c) of this section. As used in this section, the word "stockholder" means a holder of record of stock in a stock corporation and also a member of record of a nonstock corporation; the words "stock" and "share" mean and include what is ordinarily meant by those words and also membership or membership interest of a member of a nonstock corporation; and the words "depository receipt" mean a receipt or other instrument issued by a depository representing an interest in one or more shares, or fractions thereof, solely of stock of a corporation, which stock is deposited with the depository.

(b) Appraisal rights shall be available for the shares of any class or series of stock of a constituent corporation in a merger or consolidation to be effected pursuant to ss. 251 (other than a merger effected pursuant to ss.251(g) of this title), ss.252, ss.254, ss.257, ss.258, ss.263 or ss.264 of this title:

      (1) Provided, however, that no appraisal rights under this section shall be available for the shares of any class or series of stock, which stock, or depository receipts in respect thereof, at the record date fixed to determine the stockholders entitled to receive notice of and to vote at the meeting of stockholders to act upon the agreement of merger or consolidation, were either
(i) listed on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers, Inc. or (ii) held of record by more than 2,000 holders; and further provided that no appraisal rights shall be available for any shares of stock of the constituent corporation surviving a merger if the merger did not require for its approval the vote of the stockholders of the surviving corporation as provided in subsection (f) of ss. 251 of this title.

      (2) Notwithstanding paragraph (1) of this subsection, appraisal rights under this section shall be available for the shares of any class or series of stock of a constituent corporation if the holders thereof are required by the terms of an agreement of merger or consolidation pursuant to ss.ss. 251, 252, 254, 257, 258, 263 and 264 of this title to accept for such stock anything except:

            a. Shares of stock of the corporation surviving or resulting from such merger or consolidation, or depository receipts in respect thereof;

            b. Shares of stock of any other corporation, or depository receipts in respect thereof, which shares of stock (or depository receipts thereof) or depository receipts at the effective date of the merger or consolidation will be either listed on a national securities exchange or designated as a national market system security on an interdealer quotation system by the National Association of Securities Dealers, Inc. or held of record by more than 2,000 holders;

            c. Cash in lieu of fractional shares or fractional depository receipts described in the foregoing subparagraphs a. and b. of this paragraph; or

            d. Any combination of the shares of stock, depository receipts and cash in lieu of fractional shares of fractional depository receipts described in the foregoing subparagraphs a., b. and c. of this paragraph.

      (3) In the event all of the stock of a subsidiary Delaware corporation party to a merger effected under ss. 253 of this title is not owned by the parent corporation immediately prior to the merger, appraisal rights shall be available for the shares of the subsidiary Delaware corporation.

(c) Any corporation may provide in its certificate of incorporation that appraisal rights under this section shall be available for the shares of any class or series of its stock as a result of an amendment to its certificate of incorporation, any merger or consolidation in which the corporation is a constituent corporation or the sale of all or substantially all of the assets of the corporation. If the certificate of incorporation contains such a provision, the procedures of this section, including those set forth in subsections (d) and
(e) of this section, shall apply as nearly as is practicable.

(d) Appraisal rights shall be perfected as follows:

      (1) If a proposed merger or consolidation for which appraisal rights are provided under this section is to be submitted for approval at a meeting of stockholders, the corporation, not less than 20 days prior to the meeting, shall notify each of its stockholders who was such on the record date for such meeting with respect to shares for which appraisal rights are available pursuant to subsections (b) or (c) hereof that appraisal rights are available for any or all of the shares of the constituent corporations, and shall include in such notice a copy of this section. Each stockholder electing to demand the appraisal of his shares shall deliver to the corporation, before the taking of the vote on the merger or consolidation, a written demand for appraisal of his shares. Such demand will be sufficient if it reasonably informs the corporation of the identity of the stockholder and that the stockholder intends thereby to demand the appraisal of his shares. A proxy or vote against the merger or consolidation shall not constitute such a demand. A stockholder electing to take such action must do so by a separate written demand as herein provided. Within 10 days after the effective date of such merger or consolidation, the surviving or resulting corporation shall notify each stockholder of each constituent corporation who has complied with this subsection and has not voted in favor of or consented to the merger or consolidation of the date that the merger or consolidation has become effective; or

      (2) If the merger or consolidation was approved pursuant to ss. 228 or ss. 253 of this title, each constituent corporation, either before the effective date of the merger or consolidation or within ten days thereafter, shall notify each of the holders of any class or series of stock of such constituent corporation who are entitled to appraisal rights of the approval of the merger or consolidation and that appraisal rights are available for any or all shares of such class or series of stock of such constituent corporation, and shall include in such notice a copy of this section; provided that, if the notice is given on or after the effective date of the merger or consolidation, such notice shall be given by the surviving or resulting corporation to all such holders of any class or series of stock of a constituent corporation that are entitled to appraisal rights. Such notice may, and, if given on or after the effective date of the merger or consolidation, shall, also notify such stockholders of the effective date of the merger or consolidation. Any stockholder entitled to appraisal rights may, within twenty days after the date of mailing of such notice, demand in writing from the surviving or resulting corporation the appraisal of such holder's shares. Such demand will be sufficient if it reasonably informs the corporation of the identity of the stockholder and that the stockholder intends thereby to demand the appraisal of such holder's shares. If such notice did not notify stockholders of the effective date of the merger or consolidation, either (i) each such constituent corporation shall send a second notice before the effective date of the merger or consolidation notifying each of the holders of any class or series of stock of such constituent corporation that are entitled to appraisal rights of the effective date of the merger or consolidation or (ii) the surviving or resulting corporation shall send such a second notice to all such holders on or within 10 days after such effective date; provided, however, that if such second notice is sent more than 20 days following the sending of the first notice, such second notice need only be sent to each stockholder who is entitled to appraisal rights and who has demanded appraisal of such holder's shares in accordance with this subsection. An affidavit of the secretary or assistant secretary or of the transfer agent of the corporation that is required to give either notice that such notice has been given shall, in the absence of fraud, be prima facie evidence of the facts stated therein. For purposes of determining the stockholders entitled to receive either notice, each constituent corporation may fix, in advance, a record date that shall be not more than 10 days prior to the date the notice is given; provided, that if the notice is given on or after the effective date of the merger or consolidation, the record date shall be such effective date. If no record date is fixed and the notice is given prior to the effective date, the record date shall be the close of business on the day next preceding the day on which the notice is given.

(e) Within 120 days after the effective date of the merger or consolidation, the surviving or resulting corporation or any stockholder who has complied with subsections (a) and (d) hereof and who is otherwise entitled to appraisal rights, may file a petition in the Court of Chancery demanding a determination of the value of the stock of all such stockholders. Notwithstanding the foregoing, at any time within 60 days after the effective date of the merger or consolidation, any stockholder shall have the right to withdraw his demand for appraisal and to accept the terms offered upon the merger or consolidation. Within 120 days after the effective date of the merger or consolidation, any stockholder who has complied with the requirements of subsections (a) and (d) hereof, upon written request, shall be entitled to receive from the corporation surviving the merger or resulting from the consolidation a statement setting forth the aggregate number of shares not voted in favor of the merger or consolidation and with respect to which demands for appraisal have been received and the aggregate number of holders of such shares. Such written statement shall be mailed to the stockholder within 10 days after his written request for such a statement is received by the surviving or resulting corporation or within 10 days after expiration of the period for delivery of demands for appraisal under subsection (d) hereof, whichever is later.

(f) Upon the filing of any such petition by a stockholder, service of a copy thereof shall be made upon the surviving or resulting corporation, which shall within 20 days after such service file in the office of the Register in Chancery in which the petition was filed a duly verified list containing the names and addresses of all stockholders who have demanded payment for their shares and with whom agreements as to the value of their shares have not been reached by the surviving or resulting corporation. If the petition shall be filed by the surviving or resulting corporation, the petition shall be accompanied by such a duly verified list. The Register in Chancery, if so ordered by the Court, shall give notice of the time and place fixed for the hearing of such petition by registered or certified mail to the surviving or resulting corporation and to the stockholders shown on the list at the addresses therein stated. Such notice shall also be given by 1 or more publications at least 1 week before the day of the hearing, in a newspaper of general circulation published in the City of Wilmington, Delaware or such publication as the Court deems advisable. The forms of the notices by mail and by publication shall be approved by the Court, and the costs thereof shall be borne by the surviving or resulting corporation.

(g) At the hearing on such petition, the Court shall determine the stockholders who have complied with this section and who have become entitled to appraisal rights. The Court may require the stockholders who have demanded an appraisal for their shares and who hold stock represented by certificates to submit their certificates of stock to the Register in Chancery for notation thereon of the pendency of the appraisal proceedings; and if any stockholder fails to comply with such direction, the Court may dismiss the proceedings as to such stockholder.

(h) After determining the stockholders entitled to an appraisal, the Court shall appraise the shares, determining their fair value exclusive of any element of value arising from the accomplishment or expectation of the merger or consolidation, together with a fair rate of interest, if any, to be paid upon the amount determined to be the fair value. In determining such fair value, the Court shall take into account all relevant factors. In determining the fair rate of interest, the Court may consider all relevant factors, including the rate of interest which the surviving or resulting corporation would have had to pay to borrow money during the pendency of the proceeding. Upon application by the surviving or resulting corporation or by any stockholder entitled to participate in the appraisal proceeding, the Court may, in its discretion, permit discovery or other pretrial proceedings and may proceed to trial upon the appraisal prior to the final determination of the stockholder entitled to an appraisal. Any stockholder whose name appears on the list filed by the surviving or resulting corporation pursuant to subsection (f) of this section and who has submitted his certificates of stock to the Register in Chancery, if such is required, may participate fully in all proceedings until it is finally determined that he is not entitled to appraisal rights under this section.

(i) The Court shall direct the payment of the fair value of the shares, together with interest, if any, by the surviving or resulting corporation to the stockholders entitled thereto. Interest may be simple or compound, as the Court may direct. Payment shall be so made to each such stockholder, in the case of holders of uncertificated stock forthwith, and the case of holders of shares represented by certificates upon the surrender to the corporation of the certificates representing such stock. The Court's decree may be enforced as other decrees in the Court of Chancery may be enforced, whether such surviving or resulting corporation be a corporation of this State or of any state.

(j) The costs of the proceeding may be determined by the Court and taxed upon the parties as the Court deems equitable in the circumstances. Upon application of a stockholder, the Court may order all or a portion of the expenses incurred by any stockholder in connection with the appraisal proceeding, including, without limitation, reasonable attorney's fees and the fees and expenses of experts, to be charged pro rata against the value of all the shares entitled to an appraisal.

(k) From and after the effective date of the merger or consolidation, no stockholder who has demanded his appraisal rights as provided in subsection (d) of this section shall be entitled to vote such stock for any purpose or to receive payment of dividends or other distributions on the stock (except dividends or other distributions payable to stockholders of record at a date which is prior to the effective date of the merger or consolidation); provided, however, that if no petition for an appraisal shall be filed within the time provided in subsection (e) of this section, or if such stockholder shall deliver to the surviving or resulting corporation a written withdrawal of his demand for an appraisal and an acceptance of the merger or consolidation, either within 60 days after the effective date of the merger or consolidation as provided in subsection (e) of this section or thereafter with the written approval of the corporation, then the right of such stockholder to an appraisal shall cease. Notwithstanding the foregoing, no appraisal proceeding in the Court of Chancery shall be dismissed as to any stockholder without the approval of the Court, and such approval may be conditioned upon such terms as the Court deems just.

(l) The shares of the surviving or resulting corporation to which the shares of such objecting stockholders would have been converted had they assented to the merger or consolidation shall have the status of authorized and unissued shares of the surviving or resulting corporation.

        LETTERHEAD OF MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED

                               September 30, 1997

Board of Directors
Alpine Lace Brands, Inc.
111 Dunnell Road
Maplewood, NJ  07040

Gentlemen:

      Alpine Lace Brands, Inc. (the "Company"), Land O'Lakes, Inc. (the "Acquiror") and AVV Inc. (the "Acquisition Subsidiary"), a wholly owned subsidiary of the Acquiror, propose to enter into an agreement (the "Merger Agreement") pursuant to which the Acquisition Subsidiary will be merged with and into the Company in a transaction (the "Merger") in which (i) each outstanding share of the Company's common stock, par value $.01 per share, (the "Common Stock") will be converted into the right to receive $9.125 in cash and (ii) each outstanding share of the Company's preferred stock, par value $.01 per share (the "Preferred Stock"), will be converted into the right to receive cash in an amount equal to the product of (a) $9.125 multiplied by (b) an amount which is equal to the quotient of (x) $50.00 plus all accrued and unpaid dividends up to the effective time of the Merger on one share of the Preferred Stock divided by
(y) $7.375 (the Common Stock and the Preferred Stock are collectively referred to as the "Shares"). The Merger is subject to, among other things, the execution and delivery of non-compete agreements by the Acquiror and certain individuals specified in the Merger Agreement and the receipt of the requisite approval of the Company's shareholders at a special meeting called for such purpose.

      You have asked us whether, in our opinion, the proposed cash consideration to be received by the holders of the Shares in the Merger is fair from a financial point of view to such holders.

      In arriving at the opinion set forth below, we have, among other things:

      (1) Reviewed certain publicly available business and financial information relating to the Company that we deemed to be relevant;

      (2) Reviewed certain information, including financial forecasts, relating to the business, earnings, cash flow, assets, liabilities and prospects of the Company;

      (3) Conducted discussions with members of senior management of the Company concerning the matters described in clauses 1 and 2 above;

      (4) Reviewed the market prices and valuation multiples for the Common Stock and compared them with those of certain publicly traded companies that we deemed to be relevant;

                              EMPLOYMENT AGREEMENT

     This AGREEMENT made as of the 1st day of September, 1997 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040, (hereinafter referred to as the "Company") and MARY SUSAN FITZSIMMONS, residing at 68A Lakeside Drive, Millburn, New Jersey 07041 (hereinafter referred to as the "Executive").

     WHEREAS, the Company is engaged in the development, marketing and distribution of nutritional cheese and other specialty food products (the "ALPINE LACE business"), and the Company's wholly owned subsidiary, MCT Dairies, Inc., a New Jersey corporation, is engaged in cheese and dairy product commodity trading (the "Trading Business");

     WHEREAS, the Executive is Vice President - Customer Service of the Company in connection with its ALPINE LACE Business; and

     WHEREAS,  the Company desires to employ the Executive as its Vice President
- Customer Service, and the Executive desires to be employed by the Company, upon all the terms and conditions hereinafter set forth below.

     NOW, THEREFORE, the parties agree as follows:

     1. Employment . The Company hereby employs the Executive and the Executive hereby accepts employment by the Company upon the terms and conditions hereinafter set forth.

     2. Term. Subject to the provisions of Paragraph 8 hereof, the term of the Executive's employment by the Company under this Agreement shall commence on the date hereof and shall continue for a period of one (1) year; and, thereafter, the term hereof shall be automatically renewed for successive one (1) year renewal terms unless, prior to the expiration of the original term or the then current renewal term hereof, (a) the Executive shall give the Company sixty (60) days notice of her intention not to renew the term, or (b) the Company shall give the Executive a minimum six (6) months notice of its intention not to renew the term. The term of the Executive's employment hereunder, including the original term and any renewal terms hereof, is hereinafter referred to as the "Employment Period." Notwithstanding anything to the contrary, in the event of a Change in Control of the Company, the term of this Agreement shall re-commence as of the effective date of such Change in Control.

     3. Compensation. The Executive's annual salary shall be at the rate in effect as of the date of this Agreement. The Executive's salary may be increased from time to time in the Company's sole discretion. In the event the Executive's salary is increased, this Agreement shall be deemed amended to reflect such increased salary. The Executive shall receive such bonuses, if any, as the Company may determine in its sole discretion.

     4. Duties. The Executive shall be employed as an Executive of the Company, and shall have such duties as are assigned or delegated to her by the President of the Company. The Executive shall also, upon the request of the President of the Company, perform services for any Affiliate (as hereinafter defined ) of the Company without further compensation; provided, however, that any such services to be performed for any Affiliate of the Company do not unreasonably interfere with the services rendered on behalf of the Company so as to materially adversely affect the Executive's compensation under Section 3. The Executive shall devote her entire business time, attention and energy exclusively to the business of the Company and its Affiliates and shall cooperate fully with the President of the Company in the advancement of the best interests of the Company and its Affiliates. The Executive will be Vice President - Customer Services.

     5. Expenses. Subject to compliance by the Executive with such policies regarding expenses and expense reimbursement as may be adopted from time to time by the Company, the Executive is authorized to incur reasonable expenses in the performance of her duties hereunder in furtherance of the business and affairs of the Company and its Affiliates, and the Company will reimburse the Executive for all such reasonable expenses, including, without limitation expenses incurred in connection with out-of-pocket business travel and in all cases upon the presentation by the Executive of an itemized account satisfactory to the Company in substantiation of such expenses when claiming reimbursement.

     6. Vacation. The Executive shall be entitled to vacation and personal days in accordance with the Company's policy in effect from time to time for employees having the Executive's years of service. Unless otherwise provided in any policy or unless specifically approved by the President or the Board of Directors of the Company, any unused days may not be carried over from one year to the next. In the event of termination of the Executive's employment, unless otherwise provided in any policy, the Executive will be paid for any unused vacation days for the year in which the termination occurs.

     7. Company Benefits. The Executive shall, during the Employment Period, be eligible to participate in such pension, profit sharing, bonus, life insurance, medical and other employee benefit plans of the Company that may be in effect from time to time, to the extent she is eligible under the terms of those plans, on the same basis as other executive officers of the Company; provided, however, that the allocation of benefits under any plan that provides that allocations thereunder shall be in the discretion of the Board of Directors of the Company, or any Committee thereof, shall be determined from time to time by such Board of Directors or such Committee.

     8. Termination.

     (a)The Employment Period, the Executive's salary and bonus and any and all rights under this Agreement or otherwise as an employee of the Company shall terminate (except as to salary accrued prior to such termination): (i) upon the death of the Executive; (ii) upon the physical or mental disability of the Executive (as defined in Paragraph 8(b) below); or (iii) for cause (as defined in Paragraph 8(c) below), immediately upon the giving of written notice thereof by the Company to the Executive, or at such later time as such notice may specify.

     (b)For purposes of the Agreement, the Executive shall be deemed to be "physically or mentally disabled" if (i) for medical reasons she has been unable to perform her duties for forty five (45) consecutive days or for seventy five
(75) days in any twelve (12) month period, all as determined in good faith by the Board of Directors of the Company, and supported by medical evidence, and
(ii) the Company notifies the Executive of the termination of the Employment Period as a result of such disability.

     (c) For purposes of this Agreement, the term "cause" shall be deemed to mean any reason materially and adversely affecting the best interests of the Company or any of its Affiliates or such as to make it unreasonable to expect the Company to continue to employ the Executive, including, without limitation, the conviction of any crime, the commission or attempted commission of any act of willful misconduct or dishonesty, malfeasance or gross negligence, the failure or neglect by the Executive to perform her duties hereunder or any other breach or attempted breach of any of the terms or provisions of this Agreement.

     (d)If at any time following a Change in Control (as defined below)(or following the signing of a definitive agreement that may result, upon closing, in a Change of Control),

     (i)the Executive terminates her employment hereunder because her salary is reduced, benefits (not including bonuses) are not continued or are reduced (unless such discontinued or reduced benefits are replaced by other benefits or cash compensation of comparable value to the Employee), she is given substantially different duties (including travel substantially in excess of the amount the Executive traveled just prior to the Change in Control), or the office where the Executive spends a majority of her working time is relocated to a place more than 25 miles from where it is located at the time of the Change in Control or

     (ii)the Company gives the Executive timely notice under Paragraph 2 that her term of employment under the Agreement is not going to be renewed and she works through the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day of the then current renewal term in which the notice is given) or

     (iii)the Company gives the Executive timely notice under Paragraph 2 that her term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause before the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day actually worked) or

     (iv)the Executive's term of employment has already been automatically renewed for an additional year, then the Company gives the Executive notice under Paragraph 2 that her term of employment under the Agreement is not going to be renewed and she works through the end of the renewed one-year term (in which event the termination will be deemed to have occurred on the last day of the renewed one-year term) or

     (v)the Executive's term of employment has already been automatically renewed for an additional year (but such additional year has not commenced), then the Company gives the Executive notice under Paragraph 2 that her term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause during the renewal term in which notice is given (in which event the Executive will be entitled to receive salary and benefits through the end of the then current renewal term as if the termination had not occurred and termination will be deemed to have occurred on the first day of the renewed one-year term), then the Executive will be entitled to receive the greater of the balance of her salary for the renewal term in which such termination occurs (or, if the termination occurs within nine (9) months of the end of any such renewal term, nine (9) months salary) or Exit Pay. "Exit Pay" shall equal the Executive's then current bi-weekly salary times the number of years employed by the Company (including employment by any successor). Such amount shall be paid in a lump sum immediately upon such termination or as salary continuation, at the election of the Executive in her sole discretion. In either event the Executive's benefits shall continue for the nine (9) month period immediately following termination on the same basis and with the same contributions as in effect at the time of the termination, unless the Executive becomes employed elsewhere during such 9 month period in which event the continued benefits will cease. Nothing contained in this Paragraph 8(d) shall preclude the Executive from continuing in the employ of the Company or from entering into a new employment agreement with the Company.

     9. Non-Disclosure Covenant. The Executive covenants and agrees that she will not, during her employment with the Company, except in the performance of his duties hereunder, or at any time after the termination of her employment with the Company, communicate or disclose to any person (other than the Company or its Affiliates), or use for her own account or the benefit of any other person, without the prior written consent of the Company, any Confidential Information (as hereinafter defined) that was obtained or acquired by the Executive during the term of her employment with the Company. The Executive further covenants and agrees that she shall retain all such Confidential Information in trust for the sole benefit of the Company and its Affiliates and their successors and assigns. For purposes of this Agreement, "Confidential Information" shall mean any and all knowledge and information relating to the business and affairs of the Company or any of its Affiliates, their products, processes and/or services and their customers, suppliers, creditors, shareholders, contractors, agents, consultants and employees (hereinafter referred to as "Related Persons"), which is or is intended by any of them to be of a confidential nature, including, but not limited to, any and all knowledge and information relating to research, development, inventions, manufacture, purchasing, accounting, finances, costs, profit margins, patents, copyrights, trademarks, trade names, marketing, merchandising, selling, customer lists, customer requirements and personnel, pricing, pricing methods and data processing and any and all other such knowledge, information and materials, heretofore or hereafter during the term of this Agreement, conceived, designed, created, used or developed by or relating to the Company, any of its Affiliates or any Related Person; provided, however, that Confidential Information shall not include any information which may be in the public domain or comes into the public domain not as a result of a breach by the Executive of any of the terms or provisions of this Agreement.

     10. Covenant Not to Compete; Non-Interference.

     (a) The Executive covenants and agrees that, during the Employment Period and for a period of two (2) years thereafter, except in the course of her employment hereunder, she will not, directly or indirectly, engage in the sale, marketing, distribution or trading of any Similar Branded Product (as hereinafter defined) within the geographical territories in which the Company at any time during the Employment Period conducts its business. For purposes hereof, the term "Similar Branded Product" means any cheese, cheese product, or deli meat having the same or similar characteristics (in terms of type, such as Swiss, or nutritional characteristics such as sodium, cholesterol and/or fat content) as any cheese, cheese product or deli-meat sold, marketed, or distributed by the Company under the Alpine Lace(R) brand name at any time during the one (1) year period immediately preceding the termination of the Employment Period.

     (b) The Executive covenants and agrees that she will not, whether for her own account or the account of any other person (i) at any time during the Employment Period and for a period of two (2) years thereafter, solicit as a customer any person that was a customer of the Company or any of its Affiliates at any time during the Employment Period for any business in competition with the business of the Company or any of its Affiliates, (ii) at any time during the Employment Period and for a period of two (2) years thereafter, solicit, employ or otherwise engage, as an employee, independent consultant or otherwise, any person who is or was an employee of or independent consultant to the Company or any of its Affiliates to terminate her employment with or engagement by the Company or such Affiliate (as the case may be), or (iii) at any time during or after the termination of the Employment Period, interfere with the relationship of the Company or any of its Affiliates with any person, including any person who at any time during the Employment Period was an employee, supplier or customer of, or in the habit of dealing with, the Company or any of its Affiliates.

     (c) It is understood and agreed by and between the parties hereto that the foregoing covenants by the Executive set forth in this Paragraph 10 are essential elements of this Agreement and that, but for the agreement of the Executive to comply with such covenants, the Company would not have entered into this Agreement.

     11. Covenant to Report; Ownership of Trade Secrets, etc.

     (a) The Executive shall promptly communicate and disclose to the Company all observations made and data obtained by her in the course of her employment with the Company. All written materials, records and documents made by the Executive or coming into her possession during the Employment Period concerning the business or affairs of the Company of any of its Affiliates shall be the sole property of the Company and its Affiliates; and upon the termination of the Employment Period or upon the earlier request of the Company during the Employment Period, the Executive shall promptly deliver the same to the Company (or its designee). The Executive agrees to render to the Company or to any of its Affiliates such reports of the activities undertaken by the Executive or conducted under the Executive's direction during the Employment Period, as the Company of any such Affiliate may reasonably request.

     (b) The Executive agrees that any trade secret, invention, improvement, patent, patent application or writing, and any program, system or novel technique (whethis or not capable of being trademarked, copyrighted or patented) conceived, devised, developed or otherwise obtained by her during the Employment Period relating to the business, property, methods, suppliers or customers of the Company or any of its Affiliates shall be and become the property of the Company and its Affiliates; and the Executive agrees to give the Company prompt written notice of her conception, invention, authorship, development or acquisition of any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique and to execute such instruments of transfer, assignment, conveyance or confirmation and such other documents and to do all appropriate lawful acts as may be required by the Company to transfer, assign, confirm and perfect in the Company all legally protectable rights in any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique.

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

     (b) The term "Change in Control" shall mean that:

     (i) any "person," as such term is used in Sections 13(d) and 14 (d) of the Securities Exchange Act of 1934 (other than the Company or any 80% owned subsidiary of the Company; any trustee or other fiduciary holding securities under an employee benefit plan of the Company; any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company; or any stockholder of the Company who, on the date of this Agreement, owned 25% or more of the stock of the Company or any company or other entity owned, directly or indirectly, in whole or substantial part, by such stockholder) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; or

     (ii) during any period of 24 consecutive months, individuals who at the date of this Agreement constitute the Board of Directors of the Company and any new director (other than a director designated by a person who has entered or subsequently enters into an agreement with the Company to effect a transaction described in Paragraph 4(c)(i)) whose election by the Board of Directors or nomination for election by the Company stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the date of the Agreement or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors; or

     (iii)  there  is  a  dissolution   or  liquidation  of  the  Company  or  a
reorganization, merger or consolidation of the Company with one or more corporations (in which the Company is not the surviving corporation) or a transfer of substantially all of the property or assets of the Company to another person or entity not controlled by the persons who are the Company's stockholders just prior to such transfer.

     (b) The  term  "person"  shall  mean  any  individual,  corporation,  firm,
association,   partnership,  other  legal  entity  or  other  form  of  business organization.

     14. Compliance with Other Agreements. The Executive represents and warrants that the execution and delivery by her of this Agreement and the performance by her of her obligations hereunder will not, with or without the giving of notice of the passage of time, (i) violate any judgement, writ, injunction or order of any court, arbitrator or governmental agency applicable to her, or (ii) conflict with, result in the breach of any provisions of or the termination of, or constitute default under, any agreement to which the Executive is a party or by which she is or may be bound.

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

     18. Entire Agreement; Amendments. This Agreement (i) contains the entire agreement and supersedes all prior agreements and understanding, oral or written, with respect to the subject matter hereof, including any agreement or understanding between the Executive and the Company and/or any other Affiliate of the Company, and (ii) may not be changed orally, but only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

     19. Severability. The invalidity of all or any part of any provision of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such provision. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

     20. Governing Law; Consent to Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without giving effect to the principles of conflicts of law thereof. The Company and the Executive each hereby submits itself or herself for the sole purpose of this Agreement and any controversy arising hereunder to the exclusive jurisdiction of the state courts in the State of New Jersey, and waives any objection (on the grounds of lack of jurisdiction or forum non conveniens, or otherwise) to the exercise of such jurisdiction over it or her by any state court in the State of New Jersey.

     IN WITNESS WHEREOF, the parties have caused this Amendment to the Agreement to be executed on the date first written above.


ALPINE LACE BRANDS, INC.



BY: /s/Carl T. Wolf                                /s/Mary Susan Fitzsimmons
    Carl T. Wolf, President                        Mary Susan Fitzsimmons

                              EMPLOYMENT AGREEMENT

     This AGREEMENT made as of the 1st day of September, 1997 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040, (hereinafter referred to as the "Company") and MICHAEL KELLY, residing at 5925 Yeazell Road K.P.S., Long Branch, Washington 98351-9716 (hereinafter referred to as the "Executive").

     WHEREAS, the Company is engaged in the development, marketing and distribution of nutritional cheese and other specialty food products (the "ALPINE LACE business"), and the Company's wholly owned subsidiary, MCT Dairies, Inc., a New Jersey corporation, is engaged in cheese and dairy product commodity trading (the "Trading Business");

     WHEREAS, the Executive is Vice President - Retail Sales of the Company in connection with its ALPINE LACE Business; and

     WHEREAS,  the Company desires to employ the Executive as its Vice President
- Retail Sales, and the Executive desires to be employed by the Company, upon all the terms and conditions hereinafter set forth below.

     NOW, THEREFORE, the parties agree as follows:

     1. Employment . The Company hereby employs the Executive and the Executive hereby accepts employment by the Company upon the terms and conditions hereinafter set forth.

     2. Term. Subject to the provisions of Paragraph 8 hereof, the term of the Executive's employment by the Company under this Agreement shall commence on the date hereof and shall continue for a period of one (1) year; and, thereafter, the term hereof shall be automatically renewed for successive one (1) year renewal terms unless, prior to the expiration of the original term or the then current renewal term hereof, (a) the Executive shall give the Company sixty (60) days notice of his intention not to renew the term, or (b) the Company shall give the Executive a minimum six (6) months notice of its intention not to renew the term. The term of the Executive's employment hereunder, including the original term and any renewal terms hereof, is hereinafter referred to as the "Employment Period." Notwithstanding anything to the contrary, in the event of a Change in Control of the Company, the term of this Agreement shall re-commence as of the effective date of such Change in Control.

     3. Compensation. The Executive's annual salary shall be at the rate in effect as of the date of this Agreement. The Executive's salary may be increased from time to time in the Company's sole discretion. In the event the Executive's salary is increased, this Agreement shall be deemed amended to reflect such increased salary. The Executive shall receive such bonuses, if any, as the Company may determine in its sole discretion.

     4. Duties. The Executive shall be employed as an Executive of the Company, and shall have such duties as are assigned or delegated to him by the President of the Company. The Executive shall also, upon the request of the President of the Company, perform services for any Affiliate (as hereinafter defined) of the Company without further compensation; provided, however, that any such services to be performed for any Affiliate of the Company do not unreasonably interfere with the services rendered on behalf of the Company so as to materially adversely affect the Executive's compensation under Section 3. The Executive shall devote his entire business time, attention and energy exclusively to the business of the Company and its Affiliates and shall cooperate fully with the President of the Company in the advancement of the best interests of the Company and its Affiliates. The Executive will be Vice President - Retail Sales.

     5. Expenses. Subject to compliance by the Executive with such policies regarding expenses and expense reimbursement as may be adopted from time to time by the Company, the Executive is authorized to incur reasonable expenses in the performance of his duties hereunder in furtherance of the business and affairs of the Company and its Affiliates, and the Company will reimburse the Executive for all such reasonable expenses, including, without limitation expenses incurred in connection with out-of-pocket business travel and in all cases upon the presentation by the Executive of an itemized account satisfactory to the Company in substantiation of such expenses when claiming reimbursement.

     6. Vacation. The Executive shall be entitled to vacation and personal days in accordance with the Company's policy in effect from time to time for employees having the Executive's years of service. Unless otherwise provided in any policy or unless specifically approved by the President or the Board of Directors of the Company, any unused days may not be carried over from one year to the next. In the event of termination of the Executive's employment, unless otherwise provided in any policy, the Executive will be paid for any unused vacation days for the year in which the termination occurs.

     7. Company Benefits. The Executive shall, during the Employment Period, be eligible to participate in such pension, profit sharing, bonus, life insurance, medical and other employee benefit plans of the Company that may be in effect from time to time, to the extent he is eligible under the terms of those plans, on the same basis as other executive officers of the Company; provided, however, that the allocation of benefits under any plan that provides that allocations thereunder shall be in the discretion of the Board of Directors of the Company, or any Committee thereof, shall be determined from time to time by such Board of Directors or such Committee.

     8. Termination.

     (a)The Employment Period, the Executive's salary and bonus and any and all rights under this Agreement or otherwise as an employee of the Company shall terminate (except as to salary accrued prior to such termination): (i) upon the death of the Executive; (ii) upon the physical or mental disability of the Executive (as defined in Paragraph 8(b) below); or (iii) for cause (as defined in Paragraph 8(c) below), immediately upon the giving of written notice thereof by the Company to the Executive, or at such later time as such notice may specify.

     (b)For purposes of the Agreement, the Executive shall be deemed to be "physically or mentally disabled" if (i) for medical reasons he has been unable to perform his duties for forty five (45) consecutive days or for seventy five
(75) days in any twelve (12) month period, all as determined in good faith by the Board of Directors of the Company, and supported by medical evidence, and
(ii) the Company notifies the Executive of the termination of the Employment Period as a result of such disability.

     (c) For purposes of this Agreement, the term "cause" shall be deemed to mean any reason materially and adversely affecting the best interests of the Company or any of its Affiliates or such as to make it unreasonable to expect the Company to continue to employ the Executive, including, without limitation, the conviction of any crime, the commission or attempted commission of any act of willful misconduct or dishonesty, malfeasance or gross negligence, the failure or neglect by the Executive to perform his duties hereunder or any other breach or attempted breach of any of the terms or provisions of this Agreement.

     (d) If at any time following a Change in Control (as defined below)(or following the signing of a definitive agreement that may result, upon closing, in a Change of Control),

     (i)the Executive terminates his employment hereunder because his salary is reduced, benefits (not including bonuses) are not continued or are reduced (unless such discontinued or reduced benefits are replaced by other benefits or cash compensation of comparable value to the Employee), he is given substantially different duties (including travel substantially in excess of the amount the Executive traveled just prior to the Change in Control), or the office where the Executive spends a majority of his working time is relocated to a place more than 25 miles from where it is located at the time of the Change in Control or

     (ii)the Company gives the Executive timely notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and he works through the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day of the then current renewal term in which the notice is given) or

     (iii)the Company gives the Executive timely notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause before the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day actually worked) or

     (iv)the Executive's term of employment has already been automatically renewed for an additional year, then the Company gives the Executive notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and he works through the end of the renewed one-year term (in which event the termination will be deemed to have occurred on the last day of the renewed one-year term) or

     (v)the Executive's term of employment has already been automatically renewed for an additional year (but such additional year has not commenced), then the Company gives the Executive notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause during the renewal term in which notice is given (in which event the Executive will be entitled to receive salary and benefits through the end of the then current renewal term as if the termination had not occurred and termination will be deemed to have occurred on the first day of the renewed one-year term), then the Executive will be entitled to receive the greater of the balance of his salary for the renewal term in which such termination occurs (or, if the termination occurs within nine (9) months of the end of any such renewal term, nine (9) months salary) or Exit Pay. "Exit Pay" shall equal the Executive's then current bi-weekly salary times the number of years employed by the Company (including employment by any successor). Such amount shall be paid in a lump sum immediately upon such termination or as salary continuation, at the election of the Executive in his sole discretion. In either event the Executive's benefits shall continue for the nine (9) month period immediately following termination on the same basis and with the same contributions as in effect at the time of the termination, unless the Executive becomes employed elsewhere during such nine (9) month period in which event the continued benefits will cease. Nothing contained in this Paragraph 8(d) shall preclude the Executive from continuing in the employ of the Company or from entering into a new employment agreement with the Company.

     9. Non-Disclosure Covenant. The Executive covenants and agrees that he will not, during his employment with the Company, except in the performance of his duties hereunder, or at any time after the termination of his employment with the Company, communicate or disclose to any person (other than the Company or its Affiliates), or use for his own account or the benefit of any other person, without the prior written consent of the Company, any Confidential Information (as hereinafter defined) that was obtained or acquired by the Executive during the term of his employment with the Company. The Executive further covenants and agrees that he shall retain all such Confidential Information in trust for the sole benefit of the Company and its Affiliates and their successors and assigns. For purposes of this Agreement, "Confidential Information" shall mean any and all knowledge and information relating to the business and affairs of the Company or any of its Affiliates, their products, processes and/or services and their customers, suppliers, creditors, shareholders, contractors, agents, consultants and employees (hereinafter referred to as "Related Persons"), which is or is intended by any of them to be of a confidential nature, including, but not limited to, any and all knowledge and information relating to research, development, inventions, manufacture, purchasing, accounting, finances, costs, profit margins, patents, copyrights, trademarks, trade names, marketing, merchandising, selling, customer lists, customer requirements and personnel, pricing, pricing methods and data processing and any and all other such knowledge, information and materials, heretofore or hereafter during the term of this Agreement, conceived, designed, created, used or developed by or relating to the Company, any of its Affiliates or any Related Person; provided, however, that Confidential Information shall not include any information which may be in the public domain or comes into the public domain not as a result of a breach by the Executive of any of the terms or provisions of this Agreement.

     10. Covenant Not to Compete; Non-Interference.

     (a) The Executive covenants and agrees that, during the Employment Period and for a period of two (2) years thereafter, except in the course of his employment hereunder, he will not, directly or indirectly, engage in the sale, marketing, distribution or trading of any Similar Branded Product (as hereinafter defined) within the geographical territories in which the Company at any time during the Employment Period conducts its business. For purposes hereof, the term "Similar Branded Product" means any cheese, cheese product, or deli meat having the same or similar characteristics (in terms of type, such as Swiss, or nutritional characteristics such as sodium, cholesterol and/or fat content) as any cheese, cheese product or deli-meat sold, marketed, or distributed by the Company under the Alpine Lace(R) brand name at any time during the one (1) year period immediately preceding the termination of the Employment Period.

     (b) The Executive covenants and agrees that he will not, whether for his own account or the account of any other person (i) at any time during the Employment Period and for a period of two (2) years thereafter, solicit as a customer any person that was a customer of the Company or any of its Affiliates at any time during the Employment Period for any business in competition with the business of the Company or any of its Affiliates, (ii) at any time during the Employment Period and for a period of two (2) years thereafter, solicit, employ or otherwise engage, as an employee, independent consultant or otherwise, any person who is or was an employee of or independent consultant to the Company or any of its Affiliates to terminate his employment with or engagement by the Company or such Affiliate (as the case may be), or (iii) at any time during or after the termination of the Employment Period, interfere with the relationship of the Company or any of its Affiliates with any person, including any person who at any time during the Employment Period was an employee, supplier or customer of, or in the habit of dealing with, the Company or any of its Affiliates.

     (c) It is understood and agreed by and between the parties hereto that the foregoing covenants by the Executive set forth in this Paragraph 10 are essential elements of this Agreement and that, but for the agreement of the Executive to comply with such covenants, the Company would not have entered into this Agreement.

     11. Covenant to Report; Ownership of Trade Secrets, etc.

     (a) The Executive shall promptly communicate and disclose to the Company all observations made and data obtained by him in the course of his employment with the Company. All written materials, records and documents made by the Executive or coming into his possession during the Employment Period concerning the business or affairs of the Company of any of its Affiliates shall be the sole property of the Company and its Affiliates; and upon the termination of the Employment Period or upon the earlier request of the Company during the Employment Period, the Executive shall promptly deliver the same to the Company (or its designee). The Executive agrees to render to the Company or to any of its Affiliates such reports of the activities undertaken by the Executive or conducted under the Executive's direction during the Employment Period, as the Company of any such Affiliate may reasonably request.

     (b) The Executive agrees that any trade secret, invention, improvement, patent, patent application or writing, and any program, system or novel technique (whether or not capable of being trademarked, copyrighted or patented) conceived, devised, developed or otherwise obtained by him during the Employment Period relating to the business, property, methods, suppliers or customers of the Company or any of its Affiliates shall be and become the property of the Company and its Affiliates; and the Executive agrees to give the Company prompt written notice of his conception, invention, authorship, development or acquisition of any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique and to execute such instruments of transfer, assignment, conveyance or confirmation and such other documents and to do all appropriate lawful acts as may be required by the Company to transfer, assign, confirm and perfect in the Company all legally protectable rights in any such trade secret, invention, improvement, patent, patent application, writing, program, system or novel technique.

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

     (b) The term "Change in Control" shall mean that:

     (i) any "person," as such term is used in Sections 13(d) and 14 (d) of the Securities Exchange Act of 1934 (other than the Company or any 80% owned subsidiary of the Company; any trustee or other fiduciary holding securities under an employee benefit plan of the Company; any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company; or any stockholder of the Company who, on the date of this Agreement, owned 25% or more of the stock of the Company or any company or other entity owned, directly or indirectly, in whole or substantial part, by such stockholder) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; or

     (ii) during any period of 24 consecutive months, individuals who at the date of this Agreement constitute the Board of Directors of the Company and any new director (other than a director designated by a person who has entered or subsequently enters into an agreement with the Company to effect a transaction described in Paragraph 4(c)(i)) whose election by the Board of Directors or nomination for election by the Company stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the date of the Agreement or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors; or

     (iii)  there  is  a  dissolution   or  liquidation  of  the  Company  or  a
reorganization, merger or consolidation of the Company with one or more corporations (in which the Company is not the surviving corporation) or a transfer of substantially all of the property or assets of the Company to another person or entity not controlled by the persons who are the Company's stockholders just prior to such transfer.

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

     18. Entire Agreement; Amendments. This Agreement (i) contains the entire agreement and supersedes all prior agreements and understanding, oral or written, with respect to the subject matter hereof, including any agreement or understanding between the Executive and the Company and/or any other Affiliate of the Company, and (ii) may not be changed orally, but only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

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


ALPINE LACE BRANDS, INC.



BY: /s/Carl T. Wolf                                /s/Michael Kelly
    Carl T. Wolf, President                        Michael Kelly, Executive

       FORM OF AMENDMENT, DATED SEPTEMBER 1, 1997 TO EMPLOYMENT AGREEMENTS
      _____________________________________________________________________



                        AMENDMENT TO EMPLOYMENT AGREEMENT

     This AMENDMENT to the Agreement (as defined below) made as of the 1st day of September, 1997 by and between ALPINE LACE BRANDS, INC., a Delaware corporation having its principal offices located at 111 Dunnell Road, Maplewood, New Jersey 07040, (hereinafter referred to as the "Company") and _______________, residing at __________________________________ (hereinafter referred to as the "Executive").

     WHEREAS,   the  Company  and  the  Executive  entered  into  an  Employment
Agreement, dated ________________, (the "Agreement");

     WHEREAS, the term of employment under the Agreement was for one [or, for one executive, three (3)] year and the term was automatically renewed for successive one [or, for one executive, three (3)] year renewal terms so that the Agreement continues in full force and effect; and

     WHEREAS, the Company and the Executive wish to amend the Agreement as hereinafter set forth;

     NOW, THEREFORE, the parties agree as follows:

     1. Employment Agreement. Except to the extent specifically changed herein, the Agreement shall remain in full force and effect, and all of the terms and conditions of the Employee's employment shall be governed by the terms of the Agreement and this Amendment.

     2. Term. Paragraph 2 of the Agreement is amended by deleting  sub-paragraph
(a) and replacing it with the following:

     Prior to the expiration of the then current renewal term under the Agreement, (i) the Executive shall give the Company at least sixty (60) days notice of his intention not to renew the term or (ii) the Company shall give the Executive a minimum of six (6) months notice of its intention not to renew the term.

     3. Compensation. Paragraph 3 of the Agreement is amended to the following extent: The Executive's annual salary shall be at the rate in effect as of the date of this Amendment. The Executive's salary may be increased from time to time in the Company's sole discretion. In the event the Executive's salary is increased, the Agreement shall be deemed amended to reflect such increased salary. The Executive shall receive such bonuses, if any, as the Company may determine in its sole discretion.

     4. Vacation. Paragraph 6 of the Agreement is amended in its entirety to read as follows:

     The Executive shall be entitled to vacation and personal days in accordance with the Company's policy in effect from time to time for employees having the Executive's years of service. Unless otherwise provided in any policy or unless specifically approved by the President or the Board of Directors of the Company, any unused days may not be carried over from one year to the next. In the event of termination of the Executive's employment, unless otherwise provided in any policy, the Executive will be paid for any unused vacation days for the year in which the termination occurs.

     5. Termination. Paragraph 8 of the Agreement is amended to add a new sub-paragraph (d) as follows:

     (d)If at any time following a Change in Control (or following the signing of a definitive agreement that may result, upon closing, in a Change of Control),

     (i)the Executive terminates his employment hereunder because his [her] salary is reduced, benefits (not including bonuses) are not continued or are reduced (unless such discontinued or reduced benefits are replaced by other benefits or cash compensation of comparable value to the Employee), he [she] is given substantially different duties (including travel substantially in excess of the amount the Executive traveled just prior to the Change in Control), or the office where the Executive spends a majority of his working time is relocated to a place more than 25 miles from where it is located at the time of the Change in Control or

     (ii)the Company gives the Executive timely notice under Paragraph 2 that his [her] term of employment under the Agreement is not going to be renewed and he [she] works through the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day of the then current renewal term in which the notice is given) or

     (iii)the Company gives the Executive timely notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause before the end of the then current renewal term (in which event the termination will be deemed to have occurred on the last day actually worked) or

     (iv)the Executive's term of employment has already been automatically renewed for an additional year, then the Company gives the Executive notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and he [she] works through the end of the renewed one-year term (in which event the termination will be deemed to have occurred on the last day of the renewed one-year term) or

     (v)the Executive's term of employment has already been automatically renewed for an additional year (but such additional year has not commenced), then the Company gives the Executive notice under Paragraph 2 that his term of employment under the Agreement is not going to be renewed and the Executive's employment is terminated without cause during the renewal term in which notice is given (in which event the Executive will be entitled to receive salary and benefits through the end of the then current renewal term as if the termination had not occurred and termination will be deemed to have occurred on the first day of the renewed one-year term), then the Executive will be entitled to receive the greater of the balance of his salary for the renewal term in which such termination occurs (or, if the termination occurs within nine (9) months of the end of any such renewal term, nine (9) months salary) or Exit Pay. "Exit Pay" shall equal the Executive's then current bi-weekly salary times the number of years employed by the Company (including employment by any successor). Such amount shall be paid in a lump sum immediately upon such termination or as salary continuation, at the election of the Executive in his sole discretion. In either event the Executive's benefits shall continue for the nine (9) month period immediately following termination on the same basis and with the same contributions as in effect at the time of the termination, unless the Executive becomes employed elsewhere during such 9 month period in which event the continued benefits will cease. Nothing contained in this Paragraph 8(d) shall preclude the Executive from continuing in the employ of the Company or from entering into a new employment agreement with the Company.

     6. Covenant Not to Compete. Paragraph 10 (a) of the Agreement is amended by replacing the term "Similar Branded Cheese" with "Similar Branded Product." The last sentence of Paragraph 10(a) is amended in its entirety to read as follows:

     For purposes hereof, the term "Similar Branded Product" means any cheese, cheese product, or deli meat having the same or similar characteristics (in terms of type, such as Swiss, or nutritional characteristics such as sodium, cholesterol and/or fat content) as any cheese, cheese product or deli-meat sold, marketed, or distributed by the Company under the Alpine Lace(R) brand name at any time during the one (1) year period immediately preceding the termination of the Employment Period.

     7. Definitions. Paragraph 13 of the Agreement is amended to add a new sub-paragraph (d) as follows:

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


ALPINE LACE BRANDS, INC.



BY: ________________________                       _____________________________
    Carl T. Wolf, President                        ______________, Executive

                           SCHEDULE FOR EXHIBIT 10 (c)
                       __________________________________

                                 PARTICIPANTS IN

                       AMENDMENT, DATED SEPTEMBER 1, 1997,

                            TO EMPLOYMENT AGREEMENTS



                  Carl T. Wolf
                  Marion F. Wolf
                  Arthur Karmel
                  Dominick Gonnella
                  David Horowitz
                  George Wenger

      FORM OF AMENDMENT, DATED SEPTEMBER 26, 1997 TO EMPLOYMENT AGREEMENTS
      _____________________________________________________________________




Dear ___________________:

     On [January 4, 1993] you entered into an employment agreement (the "Agreement") with Alpine Lace Brands, Inc. (the "Company") for a term of one [or, for one executive, three] year that was automatically renewed for additional one [or, for one executive, three] year terms such that the agreement remains in effect. The employment agreement was amended by an amendment dated September 1, 1997 (the "Amendment"). The parties have agreed to further amend the employment agreement as follows:

     1. The end of the first sentence of Paragraph 8 (d) of the Agreement (which appears immediately following section (v)) is changed to read: "then the Executive will be entitled to receive the greater of one (1) year's salary from the date of termination or Exit Pay."

     2. The third sentence of Paragraph 8 (d) of the Agreement is changed to read "one (1) year" in place and stead of the words "nine (9) month" and "9 month."

     3. The  following  sentence  is added to the end of  Paragraph 8 (d) of the
Agreement: "The benefit provided in this Paragraph 8 (d) is in place and stead of any amounts that the Executive would otherwise be entitled to under any other Company severance policy or arrangement."

     4. Except to the extent specifically changed herein, the Agreement , as amended, shall remain in full force and effect.

     Please signify your agreement to the above by signing the enclosed copy of this letter and returning it to the Company.


                                                        ALPINE LACE BRANDS, INC.


                                                     BY : /s/Carl T. Wolf

                                                          Carl T. Wolf President


AGREED


_______________________

                          SCHEDULE FOR EXHIBIT 10 (d)
                       __________________________________

                                 PARTICIPANTS IN

                      AMENDMENT, DATED SEPTEMBER 26, 1997,

                            TO EMPLOYMENT AGREEMENTS



                  Carl T. Wolf
                  Marion F. Wolf
                  Arthur Karmel
                  Dominick Gonnella
                  David Horowitz
                  George Wenger
                  Marysusan Fitsimmons
                  Michael Kelly

Exhibit 11.



                            ALPINE LACE BRANDS, INC.

            Computation of Earnings (Loss) Per Share of Common Stock




                                                   Three Months Ended                                   Nine Months Ended
                                                      September 30,                                        September 30,

                                        1997                             1996                  1997                         1996


Net Earnings (Loss) for
the Period                        $ (868,010)                         $656,471             $752,070                   $1,550,564

Preferred Stock
Dividends                             42,188                            42,188              126,563                      126,563
MCT Dairies, Inc. option              22,205                            85,244               28,774                       87,480



Net Earnings for
Computation
of Earnings (Loss) Per
Share                               (932,403) (A)                      529,039 (A)          596,733 (A)                1,336,521 (A)

Weighted Average
Number
of Common Shares
Outstanding:

   Weighted Average
    Number of Issued
    and Outstanding
    Common Shares                  5,103,959                         5,128,001            5,103,449                    5,143,072

   Incremental Shares
    Attributable to
     Assumed Exercise of
    Stock Options and
    Warrants                         356,933                            98,158              159,111                      106,153


   Weighted Average
    Number of Common
    Shares                         5,460,892 (B)                     5,226,159 (B)         5,262,560 (B)               5,249,225 (B)


    Earnings (Loss) Per
    Common and
    Common Equivalent
    Share                          $(.17) (A)/(B)                     $.10 (A)/(B)         $.11 (A)/(B)                $.26  (A)/(B)